Form 10-Q
period 1996-03-31
US WATS INC
filed 1996-05-15
CIK 862025

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

                      ---------------------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996
                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                       Commission File Number:  0-22944

                                US WATS, INC.
                                -------------
            (Exact name of Registrant as specified in its charter)

          New York                                      22-3055962
- - -------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, Pennsylvania                                 19004
- - -------------------------                                ---------
(Address of principal executive offices)                (Zip Code)

                                (610) 660-0100
                              -----------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                              ------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to
such filing requirements for the past 90 days.    Yes  X   No
                                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                             Outstanding at
               Common Stock                   May 13, 1996
               ------------                  --------------
                  $.001                        15,602,100

==============================================================================

                        US WATS, INC. AND SUBSIDIARIES
                                  FORM 10-Q

                                    INDEX

                                                                   Page (s)
PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets--
            March 31, 1996 (unaudited) and December 31, 1995         3 - 4

          Consolidated Statements of Operations--
            Three Months Ended March 31, 1996 and 1995 (unaudited)     5

          Consolidated Statements of Cash Flows--
            Three Months Ended March 31, 1996 and 1995 (unaudited)     6

          Notes to Consolidated Financial Statements (unaudited)     7 - 9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       10 - 11


PART II

OTHER INFORMATION                                                     12

SIGNATURE PAGE                                                        13

PART I
Financial Information

Item 1.
Financial Statements



                        US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                    March 31,   December 31,
                                                      1996          1995
                                                 ------------   ------------
        Assets

Current Assets
  Cash and cash equivalents                      $ 1,160,305     $  680,834
  Accounts receivable, net of allowance for
    doubtful accounts of $344,393 for 1996,
    and $268,921 for 1995                          6,137,438      4,900,066
  Prepaid expenses and other                         145,564        107,191
                                                 -----------     ----------

    Total Current Assets                           7,443,307      5,688,091
                                                 -----------     ----------

Property and Equipment
  Telecommunications equipment                     3,144,704      3,046,877
  Equipment                                        1,238,733      1,231,346
  Software                                           530,155        484,199
  Office furniture and fixtures                      121,795        119,630
  Leasehold improvements                              35,226         35,226
                                                 -----------     ----------
                                                   5,070,613      4,917,278
  Less accumulated depreciation and amortization   1,629,797      1,426,463
                                                 -----------     ----------

    Total Property and Equipment, net              3,440,816      3,490,815
                                                 -----------     ----------

Other assets, principally deposits                   344,253        321,455
                                                 -----------     ----------

                                                 $11,228,376     $9,500,361
                                                 ===========     ==========


The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                   March 31,    December 31,
                                                      1996          1995
                                                 ------------   ------------

      Liabilities and Shareholders' Equity

Current Liabilities
  Note payable                                   $ 1,184,577    $ 1,175,164
  Capital lease obligations, current portion         140,799        130,664
  Accounts payable                                 5,567,873      4,581,373
  Accrued commissions                                985,411        753,596
  Accrued expenses and other                         691,097        361,010
  State and Federal taxes payable                    509,307        475,012
  Deferred revenue                                   398,633        371,791
                                                 -----------    -----------

        Total Current Liabilities                  9,477,697      7,848,610
                                                 -----------    -----------

Long-Term Liabilities
  Capital lease obligations, net of
    current portion                                  562,974        601,037
                                                 -----------    -----------

Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
  150,000 shares;  30,000 shares issued
    and outstanding in 1996 and 1995
  Redemption value:  $11.00 per share                300,000        300,000
                                                 -----------    -----------

Preferred stock, $.01 par, authorized
  850,000 shares, none issued and outstanding             --             --

Common Shareholders' Equity
  Common stock, $.001 par, authorized
    30,000,000 shares;
    issued 15,852,100 shares in 1996 and 1995         15,852         15,852
  Additional paid-in capital                       2,573,400      2,573,400
  Deficit                                         (1,701,297)    (1,838,288)
                                                 -----------    -----------
                                                     887,955        750,964
Common stock held in treasury
  (250,000 shares), at cost                             (250)          (250)
                                                 -----------    -----------

                                                     887,705        750,714
                                                 -----------    -----------

                                                 $11,228,376     $9,500,361
                                                 ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    Three Months Ended
                                                         March 31,
                                                     1996          1995
                                                  ----------    ----------

Revenues                                          $8,924,291     $6,921,165
Cost of sales                                      5,752,320      4,477,027
                                                  ----------     ----------
Gross profit                                       3,171,971      2,444,138

Selling, general and administrative expenses       2,974,482      2,607,781
                                                  ----------     ----------

Income (loss) from operations                        197,489       (163,643)

Other Income (expense)
  Interest income                                      7,080         25,968
  Interest expense                                   (60,828)        (3,505)
                                                  ----------     ----------

Income (loss) before income taxes                    143,741       (141,180)

Income taxes                                              --             --
                                                  ----------     ----------

Net income (loss) before preferred dividends         143,741       (141,180)

Preferred dividends earned                             6,750         27,305
                                                  ----------     ----------

Net income (loss) available to
  common shareholders                             $  136,991     $ (168,485)
                                                  ==========     ==========

Earnings (loss) per share available
  to common shareholders:                         $      .01     $     (.01)
                                                  ==========     ==========

Weighted Average Number of Shares
  Outstanding in Computation                      17,685,655     15,329,989
                                                  ==========    ===========

The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
                                                          March 31,
                                                     1996         1995
                                                  ----------   -----------

Cash flows from operating activities
  Net income (loss) before preferred dividends    $  143,741    $  (141,180)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities
    Depreciation and amortization                    216,038        164,355
    Provision for bad debts                          102,659        103,313

Net increase in non-cash current assets
  Accounts receivable                             (1,340,031)      (407,406)
  Prepaid expenses and other                         (38,373)       (72,814)

Net increase (decrease) in non-debt
    current liabilities
  Taxes payable                                       34,295         58,214
  Accounts payable, accrued expenses, and other    1,351,694        387,677
Increase in deposits                                 (33,669)            --
Increase (decrease) in other assets                   25,009        (15,000)
                                                  ----------    -----------

Net cash provided by operating activities            461,363         77,159
                                                  ----------    -----------

Cash flows from investing activities
  Purchase of property and equipment                (153,335)       (85,734)
                                                  ----------    -----------

Net cash used in investing activities               (153,335)       (85,734)
                                                  ----------    -----------

Cash flows from financing activities
  Preferred stock dividend                            (6,750)       (29,250)
  Advances of notes payable                            9,412             --
  Repayment of capital lease obligations             (27,928)       (25,551)
  Advance from officers                              196,709             --
                                                  ----------    -----------

Net cash provided by (used in)
    financing activities                             171,443        (54,801)
                                                  ----------    -----------

Net increase (decrease) in cash and
    cash equivalents                                 479,471        (63,376)

Beginning cash and cash equivalents                  680,834        628,573
                                                  ----------    -----------

Ending cash and cash equivalents                 $ 1,160,305     $  565,197
                                                 ===========     ==========


The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Background

The Company is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-sized business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, dedicated access, data services, pre-paid calling cards (debit cards), international callback, and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas).

The Company currently serves its customers with two Digital Switch Corporation toll switches located in Philadelphia, Pennsylvania, and Oakland, California. Traffic is trunked between the Company's two (2) switches with leased long haul facilities. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. The majority of the Company's revenues are currently derived from its customers located on the East Coast.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended
December 31, 1995.


2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, USW Corporation and USW Enterprises, Inc., after elimination of all inter-company accounts, transactions and profits.


Revenue Recognition

The Company recognizes revenue based upon the customer's usage of services. The Company bills its customers for service on a monthly basis.

Cash and Cash Equivalents

The Company considers cash in bank and repurchase agreements with a maturity of three months or less when purchased as cash and cash equivalents.


Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

          Telecommunications equipment................... 7 years
          Furniture fixtures and other................... 5 years


Deferred Financing Costs

Loan origination costs are amortized by the straight-line method over the term of the related loan.


Accounts Payable

Accounts payable includes the cost of access charges due local telephone companies and long distance transport purchased from long distance carriers.


Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires the use of management's estimates.


Earnings Per Common Share

Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding for the three months ended March 31, 1996 and considers stock options, warrants and convertible preferred stock. The assumed exercise and/or conversion of preferred stock options or warrants has not been included in the calculation of loss per share for the three months ended March 31, 1996 and 1995, since the effect would be anti-dilutive.


3.  Uninsured Cash

The Company, from time-to-time, invests its cash balances in excess of its operating needs for short-term periods in repurchase agreements. These arrangements are more fully described in the Company's Form 10-K for the year ended December 31, 1995.

4.  Related Party Transactions

On May 11, 1995, the Company agreed to issue to each of two directors/officers of the Company 600,000 Warrants to purchase Common Stock, in consideration for limited personal guarantees to be provided in connection with the revolving credit facility. Each Warrant entitles the holder to purchase one share of Common Stock of the Company at a price of $1.0625 per share until May 11, 2000. The Warrants are non-transferable by the officers, and the stock issuable upon exercise of Warrants is subject to the restrictions of Rule 144 of the Federal Securities laws.

In January 1996, two directors/officers collectively pledged, in total, 2,000,000 of their shares of the Company's Common Stock as security for the payment of the $669,000 counterclaim awarded to AT&T in the Company's antitrust litigation. At March 31, 1996 the amount owed AT&T was $379,333.

During the quarter ended March 31, 1996, two officers/directors made advances to the Company. At March 31, 1996, $196,824 was owed to these officers which is recorded as accrued expenses and other. Interest on the advances are payable at a rate approximating prime. The notes are due on demand.


5.   Litigation

On September 19, 1994, the Company commenced suit against Quantum Communications, Inc. ("Quantum") in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 94-CV-5734, to recover in excess of $400,000 owed for the provision of telecommunications services. Quantum has filed a counterclaim seeking damages in excess of $2,000,000. The Company maintains that the counterclaim is frivolous, and intends to vigorously defend against it. Recently, the parties negotiated a tentative settlement, contingent upon the execution of a definitive settlement agreement. Under the terms of the potential settlement, Quantum will make payments to the Company over time of either $75,000 or $150,000 (depending on certain performance and payment criteria), and the counterclaim will be dismissed and released.

The Company is party, in the ordinary course of business, to litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. Although such matters are immaterial individually, the aggregate effect of all such matters, if resolved adversely, could affect the financial position of the Company. Management does not consider that any such matters depart from usual routine litigation and, in its judgement, the Company's financial condition or results of operations will not be materially affected by such proceedings.

Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations


RESULTS OF OPERATIONS

Revenue for the quarter ended March 31, 1996 increased approximately $2,003,000 (28.9%) over the quarter ended March 31, 1995. Revenue for the quarter ended March 31, 1996 was the highest quarterly revenue experienced by the Company in its history. Approximately $1,040,000 of the increase was due to increases in the Company's revenue derived from sales to other long distance carriers. The Company began soliciting other long distance carriers late in 1995. The Company also experienced substantial revenue increases in its reseller and international callback sales channels.

Gross profit as a percentage of revenue, (35.5%) remained relatively unchanged from its level for the quarter ended March 31, 1995 (35.3%). Gross profit increased approximately $728,000 due to the increased sales as noted above.

As of March 31, 1996 all of the Company's contractual commitments to its vendors expired or were satisfied. As a result, the Company is now free to route traffic to any of its vendors without regard to minimum volume commitments. Management expects this flexibility to benefit the Company by allowing its network engineers to least cost route all traffic without regard to contract commitments. The Company is continuing to negotiate improved pricing and expects to continually reduce transport costs as a result. The Company may however enter into certain commitments in the future depending on the benefit of such a commitment.

As mentioned in the Company's Form 10-K for the year ended December 31, 1995, the Company's increased volume, is enabling the Company to install higher capacity long haul facilities. These facilities have lower per mile transport costs if efficiently utilized. Higher fixed network costs from these facilities are expected to be offset by reduced variable costs. The Company is awaiting installation of these facilities and until such time as these facilities are turned up, the Company's does not expect its cost of sales ratio to decline.

Selling, general, and administrative ("SG&A") expenses for the quarter ended March 31, 1996 increased approximately $367,000 over the amount incurred in the quarter ended March 31, 1995 but declined as a percentage of sales from approximately 37.7% to 33.3%. The increase in SG&A expense was substantially due to increases in commissions paid to resellers and agents and to increased salary expense. The reduced ratio of SG&A expense to sales revenue is attributable to increased labor efficiencies, reduced indirect overhead expenses and an improved bad debt expense.

Interest expense for the quarter ended March 31, 1996 increased over the amount incurred in the quarter ended March 31, 1995 by approximately $57,000 due to the acquisition during 1995 of certain equipment financed with capital leases and advances on the Company's line of credit established in May 1995. The Company intends to continue to utilize and expand its debt facilities to provide working capital for its planned expansion and growth.

Income from operations improved approximately $361,000 from a loss of approximately $164,000 for the quarter ended March 31, 1995 to a profit of approximately $197,000 in the quarter ended March 31, 1996. This significant change in operating results is substantially due to the effects of the Company's increased revenue levels, increased personnel efficiencies, improved network efficiencies and reduced indirect administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's improved operating results for the quarter ended March 31, 1996 positively affected its working capital position at March 31, 1996. The Company's cash balance increased approximately $479,000 from its balance at December 31, 1995 substantially due to increased volume in the Company's International Callback product. Accounts receivable net of the allowance for doubtful accounts increased approximately 25.3% from December 31, 1995 to March 31, 1996 as compared to the 28.9% increase in gross revenue noted above. Working capital deficiency decreased approximately $126,000 from December 31, 1995 to March 31, 1996. The Company's working capital ratio also improved from .72:1.00 at December 31, 1995 to .79:1.00 at March 31, 1996.

The Company continues to experience improved cash flow from its accounts receivable and reduced bad debt expense resulting in a continuing decline in account receivable days outstanding. Bad debt expense for the quarter ended March 31, 1996 was approximately 1.2% of gross sales revenue.

As of March 31, 1996, the Company had satisfied approximately $290,000 of the $669,000 awarded to AT&T in the Company's 1995 litigation with AT&T. The balance of the amount is payable in equal monthly installments through July 1996. The Company is current with respect to its payments to AT&T.

The Company has been able to finance its growth to date with limited equity capital which has been sufficient for current needs. The Company's plans for growth includes both substantial internal growth and the acquisition of other long distance companies. In order to achieve the Company's plans for growth, and in light of the costs and result of its litigation with AT&T, the Company requires additional equity.

The Company's security is currently trading above NASDAQ's minimum price level requirement of $1.00. If the minimum continues to be met, the Company will not need to consider a reverse stock split or the raising of equity to meet NASDAQ's listing requirements.

The Company is currently exploring several alternatives with respect to raising equity and is also exploring certain alternatives with respect to the establishment of an investment banking relationship to assist the Company in its plan to acquire other long distance companies. The Company cannot give assurance as to the potential success of these efforts.

PART II
Other Information


Item 1.     Legal Proceedings

               For a discussion of pending legal proceedings, see Note 5 to the Consolidated Financial Statements contained in this filing.


Item 2.     Changes in Securities

               None.


Item 3.     Defaults upon Senior Securities

               None.


Item 4.     Submission of Matters to a Vote of Security Holders

               The Company has scheduled its Annual Meeting of Shareholders to be held at its corporate offices on July 10, 1996.


Item 5.     Other Information

               None.


Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits:  Financial Data Schedule, Exhibit No. 27.

               (b)  Reports on Form 8-K:  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         US WATS, Inc.
                         (Registrant)


                         By: /s/ Aaron R. Brown
                             -----------------------------------
                             AARON R. BROWN,
                             Chief Executive Officer, Director, Treasurer


                         By: /s/ Ward G. Schultz
                             -----------------------------------
                             WARD G. SCHULTZ,
                             Chief Financial Officer



Dated:  May 14, 1996