Form 10-K/A
period 1995-12-31
US WATS INC
filed 1996-06-26
CIK 862025

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1
                          _________________________

[   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                        Commission File number 0-22944

                                US WATS, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

     New York                            22-3055962
- -------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, PA                                19004
- -----------------------------------------    ---------
(Address of principal executive officers)    (Zip Code)

Registrant's telephone number, including area code (610) 660-0100

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock ($0.001 par value)
                      ----------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                            -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

As of June 24, 1996, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average closing sale price, was approximately $12,679,073.

As of June 24, 1996, the registrant has 15,602,100 shares of common stock outstanding.

                          DESCRIPTION OF AMENDMENTS
                         -------------------------

     The Company has amended its Form 10-K for the fiscal year ended December 31, 1995 as follows:

Item 10. Director and Executive Officers of the Registrant.
- ------------------------------------------------------------

     Item 10 has been set forth in its entirety herein.

Item 11. Executive Compensation.
- --------------------------------

     Item 11 has been set forth in its entirety herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
- ------------------------------------------------------------------------

     Item 12 has been set forth in its entirety herein.

Item 13. Certain Relationships and Related Transactions.
- --------------------------------------------------------

     Item 13 has been set forth in its entirety herein.

                                     (3)

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

     The following table sets forth information with respect to all of the incumbent directors of the Company at June 24, 1995.

Name                 Age      Position                         Director Since
- ------------------------------------------------------------------------------
Aaron R. Brown      (42)      Director, Chief Executive Officer
                               and Treasurer (1)                    1989

Stephen J. Parker   (57)      Chairman and Secretary (2)            1989


(1) Aaron R. Brown, a Certified Public Accountant, has been employed with the Company since its inception in October 1989. Prior to his employment with the Company, and in August 1989, Mr. Brown and Mr. Parker founded Parker Brown, Inc. ("PBI"), a broker-dealer that became licensed with the NASD in November 1990. PBI did not conduct any business, and Mr. Brown sold all of his interest in PBI in September 1991. Mr. Brown and Mr. Parker also founded Parker Brown Partners ("PBP") in August 1989. PBP was organized to operate as a branch office of Morgan Gladstone, a registered broker-dealer, and to provide investment banking and consulting services to start-up and development stage businesses. PBP operated as a branch office of Morgan Gladstone until April 1990. Mr. Brown was Vice President of Finance for United Environmental Services, an asbestos removal firm in Philadelphia in 1988. Mr. Brown was Chairman of the Board and President of the Company until May 24, 1995. He has been Chief Executive Officer since that date. Mr. Brown devotes all of his time to the management and affairs of the Company.

(2) Stephen J. Parker holds a Ph.D. from Ohio University. He was employed part-time by the Company from October 1989 until March 1990. He joined the Company full-time in March 1990 as Vice President of Operations. Prior to his employment with the Company, and in August 1989, Mr. Parker and Mr. Brown founded Parker Brown, Inc. ("PBI"), a broker-dealer that became licensed with the NASD in November 1990. PBI did not conduct any business, and Mr. Parker sold all of his interest in PBI in September 1991. Mr. Parker and Mr. Brown also founded Parker Brown Partners ("PBP") in August 1989. PBP was organized to operate as a branch office of Morgan Gladstone, a registered broker-dealer, and to provide investment banking and consulting services to start-up and development stage businesses. PBP operated as a branch office of Morgan Gladstone until April 1990. Mr. Parker is a former stockbroker, and in addition to his association with PBI and Morgan Gladstone in 1989-1990, he was employed as a stockbroker with Princeton Financial, and with Profile Investments, both in Philadelphia, during 1989. Mr. Parker was Executive Vice President of the Company until May 24, 1995. He has been Chairman of the Board since that date. Mr. Parker devotes all of his time to the management and affairs of the Company.

Executive Officers

The Company's executive officers are appointed by the Board of Directors and, except as described herein, hold office at the pleasure of the Board until their successors are appointed and have qualified. In addition to Messrs. Brown and Parker, both of whom serve as executive officers, the Company has two additional executive officers, Mark Scully and Ward G. Schultz. Mr. Scully, the President and Chief Operating Officer of the Company, age 39, has served as such since May 24, 1995. For the twelve years prior to joining the Company, Mr. Scully was part owner of Call America, a long distance company in southern California. From 1987, he served as General Partner and General Manager at Call America. From 1985 to 1987, Mr. Scully served as Business Manager of TMC of Monterey Bay, a telecommunications company, and he also

                                     (4)
worked with the Bell companies as a member of the technical advisory committee. Mr. Scully currently serves on the board of CompTel (Competitive Telecommunications Association). Mr. Schultz, age 38, is a Certified Public Accountant and has served as Chief Financial Officer of the Company since January 17, 1994. From 1989 to 1994 Mr. Schultz was employed by Global Environmental Corp., a manufacturer of pollution control devices, as Vice President and Chief Financial Officer. From 1983 to 1989 he was employed by Deloitte and Touche (formerly Touche Ross & Co.), an international accounting firm.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of ownership and reports of changes in ownership of the Company's Common Stock with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16(a). Based solely on its review of the copies of such forms received by it with respect of its fiscal year ended December 31, 1995 and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% Shareholders were complied with.

Item 11. Executive Compensation
- -------------------------------

Summary Compensation Table

The following table shows for the years ended December 31, 1993, 1994 and 1995, certain compensation paid or accrued by the Company for services by the named officers.


                                                    SUMMARY COMPENSATION TABLE
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Long Term Compensation
                                                                              -------------------------------------------
                           Annual Compensation                                          Awards                 Payouts
- ----------------------------------------------------------------------------------------------------------------------------------
Name                                                              Other          Restricted     Common                      All
and                                                               Annual           Stock        Stock            LTIP      Other
Principal                            Salary          Bonus         Comp.           Awards     Underlying       Payouts     Comp.
Position                Year           ($)            ($)         ($)(1)            ($)       Options (#)         ($)      ($) (2)
- ----------------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown,         '95          160,000          --             --             --         600,000(3)         --       1,932
Chief Executive         '94          149,063          --             --             --            --              --       1,070
Officer and             '93          109,000          --             --             --         600,000            --        --
Treasurer

Stephen J. Parker,      '95          160,000          --             --             --         600,000(3)         --       4,332
Secretary               '94          149,063          --             --             --            --              --       3,098
                        '93           97,100          --             --             --         600,000            --        --

Mark Scully,            '95          100,000          --             --             --         850,000            --        --
President and Chief     '94            N/A            N/A            N/A            N/A        150,000(4)         N/A       N/A
Operating Officer       '93            N/A            N/A            N/A            N/A          N/A              N/A       N/A

Ward G. Schultz         '95           94,000        37,500(5)        --             --         100,000            --        --
Chief Financial         '94           73,301          --             --             --         200,000            --        --
Officer                 '93            N/A            N/A            N/A            N/A          N/A              N/A       N/A
- ----------------------------------------------------------------------------------------------------------------------------------

(1) For 1993, 1994 and 1995 the aggregate amount of such Other Annual Compensation for each named officer is not reportable under SEC rules because such amount is the lesser of either $50,000 or 10% of the total salary for such named officer.

(2) Includes amounts paid for life insurance of the named executive where the Company is not the beneficiary of the policy.

(3) On May 11, 1995, the Company agreed to issue each of Messrs. Brown and Parker warrants to purchase 600,000 shares of the Company's common stock in consideration for their limited personal guarantees provided in connection with the Company's revolving credit facility. The warrants were issued after the rescission of a transaction consisting of a stock grant and option cancellation described under "Item 13. Certain Relationships and Related Transactions."

(4) Represents options to purchase 150,000 shares of the Company's common stock granted outside of any benefit plan granted to Olney Telecom, Inc. on December 12, 1994, as compensation for its services as an independent contractor. Mr. Scully, the sole owner of Olney Telecom, may be deemed to be the beneficial owner of such options and underlying shares.

(5) Represents the fair market value on April 27, 1995 ($.75 per share) of 50,000 shares of the Company's common stock awarded to Mr. Schultz as compensation for his services as an executive officer of the Company.

Option Grants In Last Fiscal Year

The following table summarizes the number of options or warrants granted to named officers during the year ended December 31, 1995. The Company did not grant any stock appreciation rights in 1995.

- ----------------------------------------------------------------------------------------------------
                 Number of Shares of       Percent of Total
                   Common Stock          Options and Warrants
              Underlying Options and      Granted in Fiscal       Exercise          Expiration
Name             Warrants Granted              Year(1)              Price               Date
- ----------------------------------------------------------------------------------------------------
Aaron R. Brown      600,000(2)                 21.93%              $1.0625            5/11/2000

Stephen J. Parker   600,000(2)                 21.93%              $1.0625            5/11/2000

Mark Scully         850,000(3)                 31.07%              $0.750             5/01/2000

Ward G. Schultz     100,000(4)                  3.66%              $1.00              4/27/2005
- ----------------------------------------------------------------------------------------------------

(1) Based upon options to purchase a total of 1,535,500 shares granted to all officers and employees of the Company in 1995 under the 1993 Executive Stock Option Plan and 1992 Employee Compensation Stock Option Plan and warrants to purchase a total of 1,200,000 shares granted to executive officers of the Company in 1995. The Company also granted options to purchase a total of 850,000 shares of the Company's common stock in 1995 to persons not officers or directors of the Company. Such options have not been included in the number of total options for purposes of this calculation.

(2) Represents warrants to purchase 600,000 shares of the Company's common stock granted to Messrs. Brown and Parker in consideration of their limited personal guarantees in connection with the Company's revolving credit facility (See "Item 13. Certain Relationships and Related Transactions").

(3) Represents options to purchase the Company's common stock awarded to Mr. Scully under the 1993 Executive Stock Option Plan on May 1, 1995.

(4) Represents options to purchase the Company's common stock awarded to Mr. Schultz under the 1993 Executive Stock Option Plan on April 27, 1995.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End
Option Values

The following table summarizes the number and value of unexercised options held by the named officers as of December 31, 1995. No named officer exercised any options in 1995.

- ------------------------------------------------------------------------------------------------------------------------
                     Number of                         Number of Shares of Common
                       Shares                                     Stock                           Value of Unexercised
                    Acquired on       Value          Underlying Unexercised Options            In-The-Money Options
                      Exercise      Realized           or Warrants at Fiscal Year-End           at Fiscal Year-End(1)
                                                     ----------------------------------       --------------------------
                                                      EXERCISABLE        UNEXERCISABLE        EXERCISABLE  UNEXERCISABLE
NAME                                                       #                   #                    $              $
- ------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown          -0-            N/A             720,000(2)          480,000(3)             none           none
Stephen J. Parker       -0-            N/A             720,000(2)          480,000(3)             none           none
Mark Scully             -0-            N/A             400,000(4)          600,000(5)            31,250         75,000
Ward G. Schultz         -0-            N/A              80,000(6)          220,000(7)             None           None
- ------------------------------------------------------------------------------------------------------------------------

(1) Based upon a market price of the Company's common stock on December 29, 1995 of $.875 per share (last trading day in December 1995).

(2) Includes options to purchase 120,000 shares of common stock issued on 9/1/93 under the Company's 1993 Executive Stock Option Plan (the "Executive Plan") at an exercise price of $1.375 per share and warrants to purchase 600,000 shares of the Company's Common Stock issued on May 11, 1995 at $1.0625 per share (See "Item 13. Certain Relationships and Related Transactions").

(3) Includes options to purchase 300,000 shares of the Company's common stock issued on 9/1/93 that will vest upon the attainment of certain performance goals and will be exercisable at a price equal to 110% of the greater of (i) the fair market value of the Company's common stock on 9/1/93 or (ii) the fair market value of the Company's common stock on the date the option vests and options to purchase 180,000 shares of common stock issued on 9/1/93 under the Company's Executive Plan at a price of $1.375 per share. Using an assumed exercise price of $1.375 per share of the performance-based options (110% of the fair market value of the Company's common stock on the date of grant, 9/1/93) none of the options were "in-the-money" on December 31, 1995).

(4) Includes options to purchase 150,000 shares of common stock granted to Olney Telecom, Inc., a company of which Mr. Scully is the sole owner, outside of any formal benefit plan as compensation for its services on 12/19/94 at an exercise price of $1.00 per share and options to purchase 250,000 shares of common stock granted to Mr. Scully under the Executive Plan on 5/1/95 at an exercise price of $.75 per share.

(5) Represents options to purchase shares of common stock granted under the Executive Plan on 5/1/95 with an exercise price of $.75 per shares.

(6) Includes options to purchase 50,000 shares of common stock granted under the 1992 Employee Compensation Stock Option Plan on 8/5/94 at an exercise price of $1.53 per share, and options to purchase 30,000 shares of common stock granted under the Executive Plan on 8/5/94 at an exercise price of $1.53 per share.

(7) Includes options to purchase 120,000 shares of common stock granted under the Executive Plan on 8/5/94 at an exercise price of $1.53 per share and options to purchase 100,000 shares of common stock granted under the Executive Plan on 4/27/95 at an exercise price of $1.00 per share.

                                     (8)

Compensation of Directors

Directors who also serve as salaried employees of the Company do not receive any fees or salaries in addition to their compensation as employees. No compensation was paid to non-employee directors during 1995 for their services as directors.

Employment Agreements

Each of Mr. Brown and Mr. Parker have a five year employment agreement terminating December 31, 1998, which is automatically renewable for an additional five years unless either party provides written notice of non-renewal no later than thirty (30) days prior to the expiration of the initial term. The contract provides for an annual base salary of not less than $150,000 subject to annual cost of living increases as measured by the growth in the Consumer Price Index--Urban Consumer, All Items, U.S. Cities' Average. Upon the death of the employee, the Company is obligated to pay his beneficiary his annual salary in effect at the time of his death for the remainder of the term of the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

The following table sets forth, as of June 24, 1996 information concerning the shares of the Company's common stock beneficially owned by: (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock; (b) each director; and (c) all directors and officers as a group. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of common stock. The Company also has outstanding a class of preferred stock known as the "9% Series of Preferred Stock." To the Company's knowledge, no officer or director of the Company owns any shares of such preferred stock.


Name and Address of Beneficial       Amount and Nature
Owner or Identity of Group        of Beneficial Ownership   Percent of Class(1)
- -------------------------------------------------------------------------------
Stephen Parker                         2,930,000(2)                 17.9%
111 Presidential Boulevard
Suite 114
Bala Cynwyd, PA 19004

Aaron R. Brown                         2,580,000(3)                 15.8%
111 Presidential Boulevard
Suite 114
Bala Cynwyd, PA 19004

Murray Goldberg                          2,270,000                  14.6%
26 Anthony Drive
Malvern, PA 19355

All Directors and Officers as          6,245,000(4)                 35.0%
a group (4 persons)
- -------------------------------------------------------------------------------

(1) Based on 15,602,100 shares of common stock outstanding on June 24, 1996. Shares which are not outstanding but which a person has the right to acquire within sixty (60) days of June 24, 1996, are considered as shares outstanding for purposes of computing the percentage of common stock owned by such person, but such shares are not deemed outstanding for purposes of computing the percentage of common stock owned by any other person.
                                     (9)

(2) Includes 180,000 shares issuable to Mr. Parker upon exercise of options granted under the Company's Executive Plan and 600,000 shares issuable upon exercise of warrants issued in consideration of Mr. Parker's limited personal guarantee of the Company's revolving credit facility (See "Item
     13. Certain Relationships and Related Transactions").

(3) Includes 180,000 shares issuable to Mr. Brown upon exercise of options granted under the Company's Executive Plan and 600,000 shares issuable upon exercise of warrants issued in consideration of Mr. Brown's limited personal guarantee of the Company's revolving credit facility (See "Item
     13. Certain Relationships and Related Transactions").

(4) Includes shares issuable to Messrs. Parker and Brown upon the exercise of options and warrants described in notes 2 and 3, 130,000 shares issuable to Mr. Schultz upon exercise of options granted under the Company's Executive Plan, 400,000 shares issuable to Mr. Scully upon the exercise of options granted under the Company's Executive Plan and 150,000 shares issuable to Olney Telecom, Inc., of which Mr. Scully is the sole owner, outside of any benefit plan.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation ("Century") for a revolving credit facility of $2,000,000. The loan is for a period of two years, and is automatically renewable for two successive years. On April 27, 1995, the Company issued 500,000 shares of restricted common stock to each of Aaron R. Brown and Stephen J. Parker in consideration for their limited personal guarantee given to Century equal to 25% of the indebtedness incurred with Century. In connection with this transaction each of these two officers also terminated 420,000 Executive Stock Options. After review of the transaction by a Special Committee appointed by the Board of Directors the issuance of the restricted stock and the cancellation of options was rescinded. In its place, the Company agreed to issue each of Messrs. Brown and Parker 600,000 warrants to purchase common stock of the Company in consideration for the limited personal guarantees given by each in connection with the credit facility.

Each warrant issued in the transaction described in the above paragraph entitles the holder to purchase one share of common stock of the Company at price of $1.0625 per share until May 11, 2000. The warrants are non-transferable by the officers and the stock issuable upon exercise of the warrants is restricted stock under the federal securities laws.

During 1994, Aaron R. Brown established a Letter of Credit in the amount of $150,000 in favor of a vendor of the Company, which is still in effect as of this date.

During the quarter ended March 31, 1996, Messrs. Parker and Brown made advances to the Company totalling $196,824 and were issued notes payable on demand with interest approximating the prime rate.

                                     (10)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     US WATS, INC.

     By: /s/Ward G. Schultz
         -----------------------------
         Ward G. Schultz
         Chief Financial Officer


June 26, 1996