Form 10-Q
period 1996-06-30
US WATS INC
filed 1996-08-14
CIK 862025

==========================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

                         ---------------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                      Commission File Number:  0-22944

                                US WATS, INC.
                           ----------------------
           (Exact name of Registrant as specified in its charter)

           New York                             22-3055962
- -------------------------------        -------------------------------------
(State or other jurisdiction of        (I.R.S.  Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, Pennsylvania                          19004
- ---------------------------------------          ----------
(Address of principal executive offices)         (Zip Code)

                               (610) 660-0100
            -----------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
                        ----------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to
such filing requirements for the past 90 days.    Yes  X   No
                                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                      Outstanding at
              Common Stock            August 14, 1996
             --------------         ------------------
                  $.001                 15,652,100

=============================================================================

                       US WATS, INC. AND SUBSIDIARIES
                                  FORM 10-Q

                                    INDEX

                                                                    Page (s)
                                                                    --------
PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets--
            June 30, 1996 (unaudited) and December 31, 1995            3-4

          Consolidated Statements of Operations--
            Three and Six Months Ended June 30, 1996 and 1995
              (unaudited)                                               5

          Consolidated Statements of Cash Flows--
            Six Months Ended June 30, 1996 and 1995 (unaudited)         6

          Notes to Consolidated Financial Statements (unaudited)       7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10-11


PART II

OTHER INFORMATION                                                      12

SIGNATURE PAGE                                                         13

PART I
- ------
Financial Information

Item 1.
- -------
Financial Statements


                       US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1996           1995
                                                   ---------------------------
        Assets
        ------

Current Assets
  Cash and cash equivalents                        $   950,397     $  680,834
  Accounts receivable, net of allowance for
    doubtful accounts of $397,531 for 1996,
    and $268,921 for 1995                            6,511,427      4,900,066
  Prepaid expenses and other                           191,728        107,191
                                                   -----------     ----------

      Total Current Assets                           7,653,552      5,688,091
                                                   -----------     ----------

Property and Equipment
  Telecommunications equipment                       3,311,154      3,046,877
  Equipment                                          1,267,129      1,231,346
  Software                                             551,385        484,199
  Office furniture and fixtures                        124,949        119,630
  Leasehold improvements                                35,226         35,226
                                                   -----------     ----------
                                                     5,289,843      4,917,278
  Less accumulated depreciation and amortization     1,840,881      1,426,463
                                                   -----------     ----------

      Total Property and Equipment, net              3,448,962      3,490,815
                                                   -----------     ----------

Other assets, principally deposits                     306,814        321,455
                                                   -----------     ----------

                                                   $11,409,328     $9,500,361
                                                   ===========     ==========

The accompany notes are an integral part of these financial statements.

                         US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1996           1995
                                                   ---------------------------

      Liabilities and Shareholders' Equity
      ------------------------------------

Current Liabilities
  Note payable                                     $ 1,556,757     $1,175,164
  Capital lease obligations, current portion           181,776        130,664
  Accounts payable                                   5,283,897      4,581,373
  Accrued commissions                                  703,533        753,596
  Accrued expenses and other                           649,144        361,010
  State and Federal taxes payable                      674,178        475,012
  Deferred revenue                                     345,042        371,791
                                                   -----------     ----------

      Total Current Liabilities                      9,394,327      7,848,610

Long-Term Liabilities
  Capital lease obligations, net of
    current portion                                    604,714        601,037
                                                   -----------     ----------

Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
  150,000 shares;  30,000 shares issued
    and outstanding in 1996 and 1995
  Redemption value:  $11.00 per share                  300,000        300,000
                                                   -----------     ----------

Preferred stock, $.01 par, authorized
  850,000 shares, none issued and outstanding               --             --

Common Shareholders' Equity
  Common stock, $.001 par, authorized
    30,000,000 shares;
    issued 15,877,100 shares in 1996,
    and 15,852,100 shares in 1995                       15,877         15,852
  Additional paid-in capital                         2,598,375      2,573,400
  Deficit                                           (1,503,715)    (1,838,288)
                                                   -----------     ----------
                                                     1,110,537        750,964
Common stock held in treasury
  (250,000 shares), at cost                               (250)          (250)
                                                   -----------     ----------

                                                     1,110,287        750,714
                                                   -----------     ----------

                                                   $11,409,328     $9,500,361
                                                   ===========     ==========

The accompany notes are an integral part of these financial statements.

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                           Three Months Ended          Six Months Ended
                                 June 30,                    June 30,
                        ------------------------     ------------------------
                             1996        1995            1996          1995
                             ----        ----            ----         ----


Revenues                 $9,429,335   $6,749,333     $18,353,626   $13,670,499
Cost of sales             6,043,042    1,709,578      11,795,362     6,186,605
                         ----------   ----------     -----------   -----------

Gross profit              3,386,293    5,039,755       6,558,264     7,483,894

Selling, general and
 administrative expenses  3,132,406    3,481,558       6,106,887     6,089,340
                         ----------   ----------     -----------   -----------

Income from operations      253,887    1,558,197         451,377     1,394,554
                         ----------   ----------     -----------   -----------

Other income (expense)
  Interest income            14,756       10,015          21,836        35,983
  Interest expense           64,311       13,747         125,140        17,252
                         ----------   ----------     -----------   -----------
     Total other income
       (expense)            (49,555)      (3,732)       (103,304)       18,731

Income before income taxes  204,332    1,554,465         348,073     1,413,285

Income taxes                      0      306,000               0       306,000

Net income (loss) before
 preferred dividends        204,332    1,248,465         348,073     1,107,285


Preferred dividends
 earned                       6,750       11,250          13,500        38,555
                         ----------   ----------     -----------   -----------

Net income available to
 common shareholders     $  197,582   $1,237,215     $   334,573   $ 1,068,730
                         ==========   ==========     ===========   ===========

Earnings (loss) per
 common shares available
 to common shareholders       $ .01        $ .07           $ .02         $ .07
                         ==========   ==========     ===========   ===========

Weighted average number
 of shares               17,705,655   16,920,670      17,695,655    16,730,885
                         ==========   ==========     ===========   ===========

The accompany notes are an integral part of these financial statements.

                         US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                             June 30,
                                                       1996           1995
                                                   ---------------------------

Cash flows from operating activities
  Net income before preferred dividends            $   348,073     $1,107,285
  Adjustments to reconcile income
   to net cash provided by operating activities
    Depreciation and amortization                      439,950        463,162
    Provision for bad debts                            219,461        643,882
    Litigation settlement                                   --     (2,882,223)
    Issuance of stock bonus                                 --         25,000

Net (increase) decrease in non-cash
 current assets
  Accounts receivable                               (1,830,822)      (509,870)
  Prepaid expenses and other                           (84,537)       (41,889)

Net increase (decrease) in non-debt
 current liabilities
  Taxes payable                                        199,166        466,967
  Accounts payable                                     702,524        965,428
  Accrued expenses                                      14,498        437,629
Increase (decrease) in deposits                         (9,027)            --
(Increase) decrease in prepaid other assets             (1,864)         1,500
                                                   -----------     ----------

Net cash provided by (used in)
 operating activities                                   (2,578)       676,871
                                                   -----------     ----------

Cash flows from investing activities
  Purchase of property and equipment                  (247,498)      (138,011)
                                                   -----------     ----------

Net cash used in investing activities                 (247,498)      (138,011)
                                                   -----------     ----------

Cash flows from financing activities
  Advances (repayments) of notes payable               381,593        263,351
  Preferred stock dividends paid                       (13,500)       (44,755)
  Payment of loan acquisition fees                          --        (40,713)
  Advances from officers/directors                     196,824             --
  Repayments of capital lease obligations              (70,278)            --
  Proceeds from stock option exercises                  25,000             --
                                                   -----------     ----------

Net cash provided by financing activities              519,639        177,883
                                                   -----------     ----------

Net increase in cash                                   269,563        716,743

Beginning cash                                         680,834        628,573
                                                   -----------     ----------

Ending cash                                        $   950,397     $1,345,316
                                                   ===========     ==========


The accompany notes are an integral part of these financial statements.

                       US WATS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Background
- --------------

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

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1995.


2.  Summary of Significant Accounting Policies
- ----------------------------------------------

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

          Telecommunications equipment................  7 years
          Furniture fixtures and other................  5 years


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


Earnings Per Common Share

Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding for the six months ended June 30, 1996 and considers stock options, warrants and convertible preferred stock.


3.  Uninsured Cash
- ------------------

The Company, from time-to-time, invests its cash balances in excess of its operating needs for short-term periods in repurchase agreements. These arrangements are more fully described in the Company's Form 10-K for the year ended December 31, 1995.

4.  Related Party Transactions
- ------------------------------

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

During the quarter ended March 31, 1996, two officers/directors made advances to the Company. At June 30, 1996, $196,824 was owed to these officers/directors which is recorded as accrued expenses and other.
Interest on the advances are payable at 10% per annum. The notes are due on demand.


5.   Commitments
- ----------------

The Company has a contract with commitment levels as follows:

                                       Commitment Remaining at June 30, 1996
Company          Service           Length of Commitment     Approx $ Commitment
- -------          -------           --------------------     -------------------

WILTEL    Outbound/Private Line          41 months             $10,250,000(1)

(1) The Company is at or above minimum monthly requirement.



6.   Litigation
- ---------------

On September 19, 1994, the Company commenced suit against Quantum Communications, Inc. ("Quantum") in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 94-CV-5734, to recover in excess of $400,000 owed for the provision of telecommunications services. Quantum filed a counterclaim seeking damages in excess of $2,000,000. During the quarter ended June 30, 1996, the parties executed a definitive settlement agreement. Under the terms of the settlement, Quantum will make payments to the Company over time of either $75,000 or $150,000 (depending on certain performance and payment criteria), and the counterclaim will be dismissed and released.

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

Item 2.
- -------
Management's Discussion and Analysis of Financial Condition and
Results of Operations


RESULTS OF OPERATIONS

The Company's revenues continued to increase over prior quarters rising approximately $505,000 (5.7%) over the level recorded for the quarter ended March 31, 1996, and by approximately $2,680,000 (39.7%) over the quarter ended June 30, 1995. Revenue for the quarter ended June 30, 1996 was the highest quarterly revenue in the Company's history. The increase was due to substantial increases in each of the Company's agent, reseller, carrier, and international callback sales channels.

Gross profit as a percentage of revenue, (35.9%) was relatively unchanged from its level in the quarter ended March 31, 1996 (35.5%). The Company is awaiting the installation of additional high capacity circuits to originate and terminate traffic over its own facilities. For reasons outside the Company's control, the Company's vendors have been unable to provide all facilities within standard intervals. This has caused the Company to both overflow traffic to its vendors and to delay the provisioning of certain reseller accounts. As a result, call termination costs were higher than expected and revenue was less than expected. The Company expects that its vendors will be able to supply back-ordered facilities within the next 60 to 90 days.

Gross profit as a percentage of revenue for the quarter ended June 30, 1995 was substantially higher (74.7%) than the percentage earned for the quarter ended June 30, 1996. This difference was due to a non-recurring benefit of approximately $2,885,000 generated by the reversal of an account payable in settlement of litigation with a vendor. Gross profit as a percentage of revenue for the quarter ended June 30, 1995, exclusive of this and certain non-recurring disputed charges related to 800 services, would have approximated 34%.

The Company is continually improving its network efficiency in order to reduce network cost per minute more rapidly than market conditions require retail rates per minute to be reduced. For the period January to June 1996, the Company experienced reductions in its retail rate per minute for interstate outbound and inbound services of approximately 2.8% and 5.4%, respectively. The Company derives approximately 30% of its revenue from these two products.

Selling, general, and administrative ("SG&A") expenses for the quarter ended June 30, 1996 increased approximately $158,000 over the amount for the quarter ended March 31, 1996, but remained relatively unchanged as a percentage of sales (33.2%). Increases in amount were primarily due to increased commission expense and bad debt expense resulting from increased sales volume as well as increased salary expense.

SG&A for the quarter ended June 30, 1996 was approximately $349,000 less than the amount for the quarter ended June 30, 1995. The Company experienced higher than normal expenses in the prior year due to its litigation with Colonial Penn Group, Inc., Colonial Penn Insurance Company, and AT&T. Non-recurring expenses incurred during the quarter ended June 30, 1995 pertaining to this litigation were approximately $900,000. As a result, recurring SG&A expenses increased approximately $550,000 over the level for the quarter ended June 30, 1995. The primary items contributing to this increase were commission and salary expense. SG&A as a percentage of revenue exclusive of these non-recurring items was approximately 33.2% for the quarter ended June 30, 1996 versus approximately 38.2% for the quarter ended June 30, 1995. Commission expense rose as a result of increased agent and reseller revenue. Although salary expense increased over its 1995 level, payroll efficiencies increased; and, revenue and gross profit per employee ratios rose over 1995 levels.

SG&A expenses for the year to date June 30, 1996 were approximately equal to the amount incurred year to date June 30, 1995, however SG&A for the year to date June 30, 1995 included the $900,000 in non-recurring expenses indicated above. The increase in recurring expenses primarily related to commissions and salary expense. Year to date salary expense as a percentage of revenue declined whereas commission expense as a percentage of revenue remained relatively equal to its 1995 level.

Interest expense incurred by the Company during 1996 exceeded amounts incurred during 1995 due to the Company's line of credit established in May of 1995 and the financing of capital asset acquisitions during 1995 and 1996.

The Company recorded net income before preferred dividends for the quarter ended June 30, 1996 of approximately $204,000 versus approximately $144,000 for the quarter ended March 31, 1996, an increase of approximately $60,000 (42.2%). Net income before preferred dividends for the quarter and year to date June 30, 1996 were less than the respective 1995 amounts, however, the results for 1995 included the non-recurring items noted above. Adjusted for these items and the resulting tax effect, net income before preferred dividends for the quarter ended June 30, 1995 and year to date June 30, 1995, would have been a loss of $431,000 and $572,000, respectively. The improvement in operating results is substantially due to increased network efficiency, reduced call transport costs, improved overhead efficiencies, and increased gross profit from increased revenue levels.


LIQUIDITY AND CAPITAL RESOURCES

The Company's improved operating results positively affected the Company's working capital and working capital ratios. Working capital increased approximately $294,000 from the amount at March 31, 1996 and approximately $420,000 over the amount at December 31, 1995. The Company's working capital ratio at June 30, 1996 (.82:1.00) improved over its ratio at March 31, 1996 (.79:1.00), as well as its ratio at December 31, 1995 (.73:1.00). The Company's bad debt expense continued at approximately 1.2% of revenue.

During the quarter ended June 30, 1996, the Company satisfied the remainder ($379,000) of the total obligation ($669,000) pertaining to the 1995 settlement of its litigation with AT&T. This obligation was recorded during the fourth quarter of 1995.

The Company has been able to finance its growth to date with limited equity capital. However, management expects that in order to support the rate of revenue growth recently experienced, the Company will require additional working capital needs beyond that created by operating cash flow and current lines of credit. As a result, the Company is planning to raise approximately $1 million to $3 million in equity prior to the end of 1996, and may seek an increase in its line of credit. A portion of these funds may be used for acquisition purposes. Due to the rapid growth of the Company's revenue, additional switch capacity is likely to be required. The Company is evaluating its options in this regard. A portion of the funds raised may be used for the purchase of such additional switch capacity. The timing and relative success of these efforts may impact the rate at which the Company can increase its revenue during the remainder of 1996. No assurance can be given as to the potential success of these efforts.

PART II
- -------
Other Information


Item 1.   Legal Proceedings

               For a discussion of pending legal proceedings, see Note 6 to the Consolidated Financial Statements contained in this filing.


Item 2.   Changes in Securities

               None.


Item 3.   Defaults upon Senior Securities

               None.


Item 4.   Submission of Matters to a Vote of Security Holders

               None.


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



                          US WATS, Inc.
                          (Registrant)


                          By:  /s/  Aaron R. Brown
                              ----------------------------------
                              AARON R. BROWN,
                              Chief Executive Officer, Director, Treasurer


                          By:  /s/  Ward G. Schultz
                              ----------------------------------
                              WARD G. SCHULTZ,
                              Chief Financial Officer



Dated:  August 14, 1996