Form 10-Q
period 1996-09-30
US WATS INC
filed 1996-11-14
CIK 862025

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q
                     __________________________________


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                      Commission File Number:  0-22944

                                US WATS, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          New York                                   22-3055962
-------------------------------         -------------------------------------
(State or other jurisdiction of         (I.R.S.  Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, Pennsylvania                                19004
--------------------------                            ----------
(Address of principal executive offices)              (Zip Code)

                             (610) 660-0100
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
           ------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X      No
                                 -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                        Outstanding at
                       Common Stock    November 14, 1996
                       ------------    -----------------
                          $.001            15,652,100

                       US WATS, INC. AND SUBSIDIARIES
                                  FORM 10-Q

                                    INDEX

                                                                     Page (s)
                                                                     --------
PART I
------

FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets--
               September 30, 1996 (unaudited) and December 31, 1995     3-4

          Consolidated Statements of Operations--
               Three and Nine Months Ended September 30, 1996 and
               1995 (unaudited)                                          5

          Consolidated Statements of Cash Flows--
               Nine Months Ended September 30, 1996 and
               1995 (unaudited)                                          6

          Notes to Consolidated Financial Statements (unaudited)        7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10-13


PART II
-------

OTHER INFORMATION                                                       14

SIGNATURE PAGE                                                          15

PART I
------
Financial Information

Item 1.
-------
Financial Statements


                       US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                  September 30,  December 31,
                                                       1996          1995
                                                  ---------------------------
                Assets
                ------

Current Assets
  Cash and cash equivalents                         $1,330,200      $680,834
  Accounts receivable, net of allowance for
    doubtful accounts of $544,117 for 1996,
    and $268,921 for 1995                            6,700,132     4,900,066
  Prepaid expenses and other                           133,567       107,191
                                                    ----------     ---------
      Total Current Assets                           8,163,899     5,688,091
                                                    ----------     ---------

Property and Equipment
  Telecommunications equipment                       3,347,520     3,046,877
  Equipment                                          1,305,701     1,231,346
  Software                                             562,636       484,199
  Office furniture and fixtures                        128,770       119,630
  Leasehold improvements                                35,226        35,226
                                                    ----------     ---------
                                                     5,379,853     4,917,278
  Less accumulated depreciation and amortization     2,067,361     1,426,463
                                                    ----------     ---------

      Total Property and Equipment, net              3,312,492     3,490,815
                                                    ----------     ---------

Other assets, principally deposits                     283,115       321,455
                                                    ----------     ---------
                                                   $11,759,506    $9,500,361
                                                   ===========    ==========

The accompanying notes are an integral part of these financial statements.

                       US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                  September 30,  December 31,
                                                       1996          1995
                                                  ---------------------------

      Liabilities and Shareholders' Equity
      ------------------------------------

Current Liabilities
  Note payable                                      $1,696,561    $1,175,164
  Capital lease obligations, current portion           188,013       130,664
  Accounts payable                                   5,609,550     4,581,373
  Accrued commissions                                  603,517       753,596
  Accrued expenses and other                           608,932       361,010
  State and Federal taxes payable                      710,749       475,012
  Deferred revenue                                     264,984       371,791
                                                    ----------    ----------
      Total Current Liabilities                      9,682,306     7,848,610
                                                    ----------    ----------

Long-Term Liabilities
  Capital lease obligations, net of current portion    552,048       601,037
                                                    ----------    ----------

Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
  150,000 shares;  30,000 shares issued
    and outstanding in 1996 and 1995
  Redemption value:  $11.00 per share                  300,000       300,000
                                                    ----------    ----------

Preferred stock, $.01 par, authorized
  850,000 shares, none issued and outstanding               --            --

Common Shareholders' Equity
  Common stock, $.001 par, authorized
    30,000,000 shares;
    issued 15,902,100 shares in 1996,
    and 15,852,100 shares in 1995                       15,902        15,852
  Additional paid-in capital                         2,623,350     2,573,400
  Deficit                                           (1,413,850)    (1,838,288)
                                                    ----------    ----------
                                                     1,225,402       750,964
Common stock held in treasury
  (250,000 shares), at cost                               (250)         (250)
                                                    ----------    ----------

                                                     1,225,152       750,714
                                                    ----------    ----------

                                                   $11,759,506    $9,500,361
                                                   ===========    ==========


The accompanying notes are an integral part of these financial statements.

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                             ----------------------   ------------------------
                                1996         1995         1996        1995
                                ----         ----         ----        ----


Revenues                    $10,222,492  $6,934,942   $28,576,118   $20,605,441

Cost of sales                 7,017,683   4,468,180    18,813,045    10,654,785
                            -----------  ----------   -----------   -----------
Gross profit                  3,204,810   2,466,762     9,763,073     9,950,656

Selling, general, and
 administrative expenses      3,051,169   2,828,926     9,158,056     8,918,265
                            -----------  ----------   -----------   -----------

Income (loss) from
 operations                     153,626    (362,164)      605,017     1,032,391
                            -----------  ----------   -----------   -----------

Other income (expense)
  Interest income                19,607      16,684        41,444        52,667
  Interest expense               76,633      32,281       201,773        49,533
                            -----------  ----------   -----------   -----------
  Total other income
  (expense)                     (57,026)    (15,597)     (160,329)        3,134

Income (loss) before
  income taxes                   96,615    (377,761)      444,688     1,035,525

Income taxes                         --    (111,000)           --       195,000
                            -----------  ----------   -----------   -----------

Net income (loss) before
 preferred dividends             96,615    (266,761)      444,688       840,525

Preferred dividends earned        6,750      11,250        20,250        49,805
                            -----------  ----------   -----------   -----------


Net income (loss) available
 to common shareholders         $89,865   $(278,011)     $424,438      $790,720
                            ===========  ==========   ===========   ===========

Earnings (loss) per common
 shares available to common
 shareholders                      $.01       $(.02)         $.02          $.05
                            ===========  ==========   ===========   ===========

Weighted average number of
 shares in computation       17,980,655  17,355,764    17,790,655    17,130,927
                            ===========  ==========   ===========   ===========



The accompanying notes are an integral part of these financial statements.

                         US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                          September 30,
                                                        1996         1995
                                                    ------------------------

Cash flows from operating activities
  Net Income before preferred dividends               $444,688      $840,525
  Adjustments to reconcile income
  to net cash provided by operating activities
    Depreciation and amortization                      679,226       654,382
    Provision for bad debts                            367,614       671,802
    Litigation settlement                                   --    (2,882,223)
    Issuance of stock bonus                                 --        25,000

Net decrease in non-cash current assets
  Accounts receivable                               (2,167,680)     (648,495)
  Prepaid expenses and other                           (26,376)      (50,841)

Net increase (decrease) in non-debt current
 liabilities
  Taxes payable                                        235,737       331,822
  Accounts payable                                   1,028,177       525,489
  Accrued expenses                                    (205,788)      186,034
(Increase) decrease in deposits                          1,874       (20,000)
(Increase) decrease in prepaid other assets             (1,862)        1,500
                                                    ----------     ---------
Net cash provided by (used in) operating activities    355,610      (365,005)
                                                    ----------     ---------

Cash flows from investing activities
  Purchase of property and equipment                  (338,115)     (473,757)
                                                    ----------     ---------

Net cash used in investing activities                 (338,115)     (473,757)
                                                    ----------     ---------

Cash flows from financing activities
  Advances of notes payable                            521,397       869,132
  Preferred stock dividends                            (20,250)      (56,005)
  Payment of loan acquisition fees                          --      (102,447)
  Advances from officers/directors                     196,824            --
  Repayments of capital lease obligations             (116,100)           --
  Proceeds from issuance of common stock options        50,000        25,000
                                                    ----------     ---------

Net cash provided by financing activities              631,871       735,680
                                                    ----------     ---------

Net increase (decrease) in cash                        649,366      (103,082)

Beginning cash                                         680,834       628,573
                                                    ----------     ---------

Ending cash                                         $1,330,200      $525,491
                                                    ==========      ========


The accompanying notes are an integral part of these financial statements.

                       US WATS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Background
--------------

US WATS, Inc. (the "Company") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-sized business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, dedicated access, data services, pre-paid calling cards (debit cards), international callback, and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas).

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

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1995.


2.  Summary of Significant Accounting Policies
----------------------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries, USW Corporation, USW Enterprises, Inc., and Carriers Group, Inc. of Nevada, after elimination of all inter-company accounts, transactions and profits.


Asset Acquisition

The Company entered into an asset purchase agreement with Carriers Group, Inc. of California on October 17, 1996 for the purchase of various fixed assets, certain billing software, and its customer list. The purchase price was paid in stock and cash. The total consideration was not material.

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


Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

      Telecommunications equipment ................... 7 years
      Furniture fixtures and other ................... 5 years


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


Earnings Per Common Share

Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding for the nine months ended September 30, 1996 and considers stock options, warrants, and convertible preferred stock.

3.  Uninsured Cash
------------------

The Company, from time-to-time, invests its cash balances in excess of its operating needs for short-term periods in repurchase agreements. These arrangements are more fully described in the Company's Form 10-K for the year ended December 31, 1995.


4.  Related Party Transactions
------------------------------

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


5.   Asset Acquisition
----------------------

The Company has a contract with commitment levels as follows:

                                  Commitment Remaining at September 30, 1996
Company        Service             Length of Commitment   Approx $ Commitment
-------        -------             --------------------   -------------------
WILTEL    1+, 800, Private Line         38 months             $9,500,000(1)

(1)    The Company is at or above minimum monthly requirement.


6.   Litigation

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

Item 2.
-------
Management's Discussion and Analysis of Financial Condition and
Results of Operations


RESULTS OF OPERATIONS

During the quarter ended September 30, 1996, the Company implemented its new agent and reseller sales program. The goal of this strategy is to substantially increase the Company's number of customers and revenue located in four targeted regions: the Northeast, Mid-Atlantic, West, and Mid-West. The West and Mid-West regions have previously accounted for less than 5.0% of the Company's retail revenue.

The Company's new agent program involved significant changes in the Company's pricing and commission payment methods. Previously, the Company offered competitive pricing only where the Company was able to originate and terminate calls using its own facilities (on-net). As a result, the Company attracted little off-net traffic and was effectively unable to obtain all of its agent's and reseller's business.

As part of this program, the Company changed from a percentage-based commission program to a volume discounted "buy price" program. The Company's state-by-state interstate rates were replaced by a postalized rate, thus eliminating the distinction between areas where the Company had and did not have facilities. This postalized rate was also more competitive than the Company's previous on-net rates. As a result, the Company expects its commission expense as a percentage of revenue to increase. It is expected that the effect of this will be mitigated by price reductions by the Company's agents. A combination of competitive forces and continued reductions in retail rates per minute required that the Company offer a more competitive agent program. Management believes that lower attrition rates and additional volume from new business will more than offset the effect of this price decrease.

The Company has experienced reductions in retail rates for its 1+ and 800 interstate products of approximately 6.0% to 7.5%, respectively, over the course of the first nine months of 1996. The Company's new buy rates have led to both a significant increase in agents under contract and new accounts added to the Company's network during the end of the Company's third quarter.

The Company has deployed five regional agent managers in the four regions mentioned above in order to attract, train, and develop business from agents within these regions. The Company will continue to provide customer and technical support from its home office.

Revenue for the quarter ended September 30, 1996 exceeded the level earned for the prior quarter by approximately $795,000 representing an approximate 8.4% increase. The Company's new agent and reseller programs contributed approximately 50% of this increase. The Company expects the growth in retail revenue to accelerate as it adds regional agent managers and recruits additional agents and resellers. Retail revenue accounted for approximately 71.8% of the Company's revenue for the quarter ended September 30, 1996. The Company expects to maintain this percentage of retail business for the foreseeable future. Revenue for the quarter ended September 30, 1996 was the highest quarterly revenue recorded by the Company to date.

Revenue for the quarter ended September 30, 1996 exceeded the amount earned in the quarter ended September 30, 1995 by approximately $3,290,000, an increase of approximately 47.4%. This increase was due to revenue from the Company's carrier termination product of approximately $2,030,000 and retail revenue of approximately $795,000. The carrier termination product is utilized to more fully utilize its network capacity and justify its network expansion.

Revenue year-to-date September 30, 1996 increased over the prior year amount by approximately $7,970,000 primarily as a result of revenue generated by the Company's carrier termination product of approximately $4,450,000, International Callback of approximately $2,265,000, and retail revenue of approximately $1,415,000. The Company expects this trend of increasing retail revenue to continue to accelerate as a result of the agent marketing strategy outlined above.

Gross profit as a percentage of revenue for the quarter ended September 30, 1996 (31.4%), declined from the level earned in the quarter ended June 30, 1996 (35.9%). Gross profit year-to-date September 30, 1996 was approximately 34.2%. As discussed in the Company's Management's Discussion and Analysis for the quarter ended June 30, 1996, the Company has been awaiting the installation of numerous high capacity long-haul and originating circuits in order to process, on its own facilities, its significantly increasing traffic levels. Minutes billed for the quarter ended September 30, 1996 increased approximately 15% over the level billed for the quarter ended June 30, 1996. The Company's vendors were unexpectedly unable to provide the installation of these circuits near standard intervals. As the installation of these circuits fell behind the requirements of the increasing call volumes, abnormally high amounts of traffic began to overflow to the Company's vendors, resulting in significant increases in costs. These overflow volumes became significant during August and September, resulting in significant reductions in gross margin for such traffic in those months. The Company estimates the cost incurred of this excess overflow to be approximately $125,000 for the quarter ended September 30, 1996.

The majority of the circuits ordered were installed by mid-November. As a result, the Company expects its volume of overflow to fall to normal levels, resulting in an increase in gross margins midway through the fourth quarter of 1996. The delays experienced also caused the Company to delay the provisioning of certain accounts, resulting in reduced revenue and associated gross margin. The Company expects that it will be able to provision these additional accounts by the end of the year.

Gross profit as a percentage of sales earned in the quarter ended September 30, 1996 (approximately 31.4%) also declined as compared to the quarter ended September 30, 1995 (approximately 35.6%) due substantially to the excess overflow and facilities difficulties discussed above.

Gross profit as a percentage of sales for the year-to-date September 30, 1995 (48.3%) was significantly higher than the amount earned September 30, 1996 (approximately 34.2%) year-to-date due to a non-recurring benefit of approximately $2,885,000 generated by the reversal of an account payable in settlement of litigation with a vendor during 1995. Gross profit, exclusive of this and certain non-recurring disputed charges related to 800 services, would have been approximately 34.9%.

Selling, General & Administrative (SG&A) costs for the quarter ended September 30, 1996 increased approximately $220,000 over the amount recorded in the quarter ended September 30, 1995, but fell significantly as a percentage of revenue (29.9% versus 40.8%). SG&A for the year-to-date September 30, 1996 also increased in amount as compared to the prior year-to-date (approximately $240,000) but declined as a percentage of revenue, from approximately 43.3% to approximately 32.1%. Several factors have contributed to this improvement. Better utilization of the Company's automated procession systems in 1996 and increased wholesale traffic, led to an increase in its personnel efficiencies. In 1995 the Company also experienced unusually high legal costs as a result of its litigation with Colonial Penn Group, Inc. and AT&T, as well as higher bad debt.

Non-recurring expenses incurred during the quarter ended September 30, 1995 were approximately $250,000. As a result, recurring SG&A for the quarter ended September 30, 1996 increased approximately $470,000 over the level for the quarter ended September 30, 1995. This increase was primarily due to increases in commission expense from increased agent and reseller revenue. Recurring

SG&A for the year-to-date September 30, 1996 increased approximately $1,390,000 over the amount for the year-to-date September 30, 1995 due to increased commissions on agent and reseller revenue and increased salary costs. Salary costs as a percentage of revenue decreased from approximately 9.7% for the year-to-date September 30, 1995 to approximately 8.0% for the year-to-date September 30, 1996 due to increased personnel efficiencies.

Interest expense for the quarter and year-to-date September 30, 1996 substantially exceeded the amounts incurred for the quarter and year-to-date September 30, 1995 due to the financing of various capital asset additions (primarily the Company's second toll switch) and increased working capital needs created by the increased revenue levels.

The Company recorded net income before preferred dividends for the quarter ended September 30, 1996 of approximately $97,000 versus approximately $204,000 for the quarter ended June 30, 1996, a reduction of approximately $107,000. As explained above, the Company experienced a delay in the installation of certain long-haul and originating circuits, thus causing abnormally high amounts of traffic to overflow to higher cost routes. The reduced profitability was substantially due to the effect of this overflow. Management believes that most of its abnormal overflow has been eliminated by mid-November 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio continued to improve during the current year. The Company's working capital ratio at September 30, 1996 was .84:1.0 versus .72:1.00 at December 31, 1995 and .81:1.00 at June 30, 1996. Working capital increased approximately $640,000 from its level at December 31, 1995 to September 30, 1996. This improvement was primarily due to the Company's improved operating results.

Accounts receivable increased from its balance at December 31, 1995 by approximately $1,800,000, primarily due to increased monthly traffic levels. The Company has not experienced significant changes in its accounts receivable turnover over the course of the year. Accounts payable have increased approximately $1,030,000, also due primarily to the increased traffic levels.

To date, the Company has financed its growth with limited equity capital. During the past several years, the Company has financed its substantial revenue growth and resulting working capital needs with a line of credit and various equipment financings. Year to date September 30, 1996 the Company has exceeded its year-to-date September 30, 1995 revenue levels by approximately 39%.

During the third quarter of 1996, the Company launched an aggressive agent and reseller program aimed at increasing its retail revenue in the four regions discussed above. As a result, Management expects this program and the Company's wholesale products to provide substantial revenue growth into 1997 thus creating the need for substantial additional working capital and network expansion funds. The substantial increase in traffic is also expected to require additional switching beyond the maximum capacity of the Company's Philadelphia toll switch. As a result, it is expected that the Company will need to install additional switching capacity in the Mid-Atlantic region during 1997. The Company expects to finance this purchase with a combination of cash and equipment financing. In addition, the Company expects that it will require additional office space to accommodate the expected growth in its customer support and administrative staff. A relocation of the Company's offices in order to obtain more efficient space is also under review.

Management does not anticipate that operating cash flow will provide sufficient working capital to finance its needed expansion. In order to satisfy the capital needs of its expected growth, the Company is currently planning to raise approximately $1 million to $3 million in equity in the near future. It is also expected that the Company will also seek an increase in its working capital line of credit. The Company may also utilize a portion of funds raised for the acquisition of other long distance companies.

PART II
-------

Other Information


Item 1.   Legal Proceedings

               For a discussion of pending legal proceedings, see Note 6 to the Consolidated Financial Statements contained in this filing.


Item 2.   Changes in Securities

               None.


Item 3.   Defaults upon Senior Securities

               None.


Item 4.   Submission of Matters to a Vote of Security Holders

               The Company has scheduled its Annual Meeting of Shareholders to be held on December 30, 1996.


Item 5.   Other Information

               None.


Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits:  None.

               (b) Reports on Form 8-K:  None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             US WATS, Inc.
                             (Registrant)


                             By: /s/ Aaron R. Brown
                                 --------------------------------------------
                                 AARON R. BROWN,
                                 Chief Executive Officer, Director, Treasurer


                             By: /s/ Ward G. Schultz
                                 --------------------------------------------
                                 WARD G. SCHULTZ,
                                 Chief Financial Officer



Dated:  November 14, 1996