Form 10-K
period 1996-12-31
US WATS INC
filed 1997-03-31
CIK 862025

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-K
                    _____________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF  1934

For the fiscal year ended December 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________  to ___________

                       Commission File Number: 0-22944

                                US WATS, INC.
                               ---------------
           (Exact name of Registrant as specified in its charter)

          New York                                    22-3055962
-------------------------------         -------------------------------------
(State or other jurisdiction of         (I.R.S.  Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard, Suite 114
Bala Cynwyd, Pennsylvania                                   19004
------------------------------------------               ------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code):     (610) 660-0100
                                                          --------------

Securities registered pursuant to Section 12 (b) of the Act:       None
                                                                   ----
Securities registered pursuant to Section 12 (g) of the Act:

                       Common Stock ($0.001 par value)
                      --------------------------------
                              (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. [x]

As of March 20, 1997 the aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant, based on the average closing sale price, was approximately $11,874,226.

As of March 20, 1997 the Registrant has 15,927,100 shares of Common Stock outstanding.



                     DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders which the Company intends to file with the Commission not later than 120 days after the end of the Company's 1996 fiscal year. In the event the definitive Proxy Statement is not filed within the 120-day period, the Company will file an amendment to this Form l 0-K not later than the end of the 120-day period.

                              TABLE OF CONTENTS


                                   PART I

Item 1.   Business ..............................................    4
Item 2.   Properties ............................................   11
Item 3.   Legal Proceedings .....................................   11
Item 4.   Submission of Matters to a Vote of Security Holders ...   11


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters ................................   12
Item 6.   Selected Financial Data ...............................   13
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................   13
Item 8.   Financial Statements and Supplementary Data ...........   20
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ................   20


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant ....   21
Item 11.  Executive Compensation and Options Outstanding ........   21
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management .....................................   21
Item 13.  Certain Relationships and Related Transactions ........   21


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K ................................   22

PART 1
Item 1.   Business

Description of Business

US WATS, Inc. ("the Company") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, dedicated access, data services, pre-paid calling cards (debit cards), International Callback and
carrier termination services.   The Company uses its own switches and
facilities to originate, transport and terminate calls for customers generally located between Boston, Massachusetts and Norfolk, Virginia and all of California except for the San Diego metropolitan area (on-net area). Approximately 90% of the calls billed by the Company each month are processed through the Company's own switches. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

The Company's revenues are derived primarily from the transport of outgoing and incoming calls which are billed by the Company to end-users at specified rates. Transport costs of these calls are billed to the Company from other carriers at contractual rates. These carriers supply the Company with call detail information which enables the Company to bill its customers depending upon the Company's individual rates. The combination of the efficiency of the Company's network and facilities, and the purchase of long distance services in bulk from other carriers allow the Company to offer competitive rates to small and medium-sized businesses.

The Company differentiates itself from a price-only sales approach by offering various value-added services for its customers, provided by its customized proprietary software. The Company's outbound long distance services, inbound 800 services, cellular services, as well as paging services are provided on one combined bill which includes various management reports. The Company believes its consultative approach to meeting its customers' needs distinguishes it from its larger competitors. All of the Company's customer support functions, such as customer service, credit and collections, and administrative services are centrally located at the Company's offices at 111 Presidential Boulevard, Suite 114, Bala Cynwyd, Pennsylvania 19004. The Company's telephone number at that location is (610) 660-0100.

Corporate Strategy

The Company's objective is to provide its customers with a comprehensive range of telecommunications services with value-added features at competitive prices. The Company markets through three channels (direct, agent and reseller) and offers a diversified mix of products and services. The Company employs a direct sales force, and also markets through independent agents. The Company offers individual value-added services to resellers depending on each reseller's requirements. The Company offers competitive wholesale pricing to its resellers which it expects will lead to significant revenue growth. Net sales revenue attributable to the Company's agents and resellers accounts for approximately 50% of the Company's non-wireless revenue. The Company also utilizes numerous carriers allowing for network redundancy.
This allows the Company to offer both carrier specific and private label services. The Company is focused on servicing commercial accounts; revenue from commercial accounts represented greater than 90% of gross revenue during 1996.

In preparation for growing competition in the interexchange long distance market, the Company hired a new management team during the fourth quarter of 1996 to implement new strategic initiatives. The new management team will continue to build the interexchange long distance business as well as supplement that line of business with local exchange telephone service. The executive management team is equipped with significant experience in the provision of both local dial tone and long distance services. It is management's belief that the competitive pressures and changing dynamics of the telecom market behoove the Company to offer bundled local and long distance service.

The Company will continue to pursue and grow its agent and reseller business along with its new product offering, local exchange service. As a result of the deregulation of the local telephone market, the Company is in the midst of obtaining certification to be a Competitive Local Exchange Carrier (CLEC) in the Mid-Atlantic states. In addition to its agent and reseller business, the company will focus its efforts on the provision of bundled long distance and local services to commercial accounts and as part of its overall growth strategy, the Company will continue to evaluate potential acquisitions that augment its current and future business plans.

Services

The Company provides domestic outbound long distance service to and from anywhere in the United States, international calling services to 245 countries, inbound 800 services, cellular local and long distance services, regional and national paging services, travel/calling cards, prepaid calling, dedicated access services, private line networks, data services, international callback, and carrier termination services.

The Company charges its customers based upon minutes of usage, at both flat and banded rates (price is based on distance of call). In those areas which provide for equal access (all intra-Local Access Transport Area ("LATA") calls are normally routed through the local exchange carrier), the Company offers its customers "dialers" to access the Company's network for intra-LATA calls. The use of dialers eliminates the need for the customer to dial the Company's local access number and personal authorization code prior to placing the call. The Company is a "RESPORG" (Responsible Organization) for the inbound 800 services it provides to its customers. This allows the Company direct access to the 800 number database allowing for faster 800 number service.
This increases the speed at which the Company can perform such services as blocking and routing changes for its customers' inbound 800 services.

The Company utilizes Bell Atlantic NYNEX Mobile Systems to carry its cellular, local calls. The Company provides its cellular customers with competitive long distance services provided by its own network. The Company's travel cards provide its customers with an "easy-to-remember" 800 number access to the Company's network from all locations in the United States and Canada, and feature personal identification numbers ("PINs") which are selected by the individual customer. The Company's prepaid calling cards (debit cards) are marketed wholesale primarily to retail distribution and specialty advertising outlets.

Switch and Network Facilities

The Company maintains a digital network on both the East and West coasts of the United States. The Company's East Coast network extends from Boston, Massachusetts south to Norfolk, Virginia and west to Pittsburgh, Pennsylvania. The West Coast network covers all of California except metropolitan San Diego. The Company's switching facilities are located in Philadelphia, Pennsylvania and Oakland, California. Calls terminating off-net are transported and terminated for the Company on circuits operated by other carriers. The Company's network utilizes SS7 common channel signaling. SS7 signaling increases network efficiency by reducing call set-up time.

The network is supported by a Digital Switch Corporation DEX400 switch in Philadelphia and a Digital Switch Corporation DEX600 in Oakland, California which are used to process customer calls. Intelligent call processing required by the Company's enhanced services products (calling card and international callback) is provided by an NACT SCX switching platform.
This switching platform provides customized voice prompts and other enhanced services required by these products. The ability of the Company to transport calls over its company owned switches and leased facilities allows the company to maximize gross margins and control network quality of service.

The Company is continually re-configuring its call processing through the utilization of least-cost routing software. The Company has contracted with numerous domestic and international transport carriers which allow for country-specific least-cost routing and the maintenance of diverse routes.

Marketing

The Company markets its services utilizing three sales channels focused on developing a customer base primarily within the New York City to Washington DC corridor. The Company employs a direct sales force who are paid a salary plus commission basis. The Company also maintains an independent agent network of more than 187 agents who receive a commission based on monthly billings. The Company's reseller channel is comprised of approximately 12 switchless resellers which contract for services at a fixed price (buy price). These resellers are permitted to establish their own retail billing rates, and do not lease or own any switching equipment, transmission facilities, or billing software. Because of this, they are dependent on switch-based carriers for products and services. The Company offers these resellers competitive wholesale rates, a variety of products, customer support services, billing, credit and collection services, as well as other value-added features such as on-line electronic access to customer account information, back office support, automatic electronic order entry and account profitability reporting. The Company offers its customer's a comprehensive invoice including extensive management reports to all sales channels. Included in the Company's invoices are more than 20 management reports covering call distribution studies, time of day analysis, call duration distribution, as well as individual telephone number call detail records allowing them to quickly analyze their calling patterns and costs.

The Company's current average retail customer uses approximately $250 in monthly long distance revenue, which in not unlike the industry average for revenue generated through an Agent sales force. Typically, Agents require ubiquitous product offerings that can be offered to any prospective customer nationwide, and they focus on high margin small business and residential accounts where the retail rates and margins sold to a customer support the Agents residual commission.

Coincident to entering the Competitive Local Exchange business in the Mid-Atlantic states, the Company plans to develop a direct sales force to solicit and secure larger middle market accounts, where the combination of local and long distance revenue justifies dedicated access. The nature of dedicated access products, requires a more detailed and focused sales approach by experienced telecommunications sales professionals who are capable of directing their efforts to specific market segments in clearly defined geographic territories. As a result of the Company's initiatives in the local area, the Company believes that its Agents and certain smaller business accounts will benefit from simple resale of Bell Atlantic local services, in those instances where the bundling approach does not justify dedicated T1 connectivity.


Competition

The Company views the long distance industry as a three-tiered industry which is dominated by the nation's three largest long distance providers: AT&T, MCI Telecommunications Corporation ("MCI") and Sprint Communications Company, L.P. ("Sprint"). AT&T, MCI and Sprint, collectively generate, approximately 80% of the nation's long distance revenue (approximately $72 billion) and comprise what is known as "Tier 1" International Long Distance Companies. The second tier consists of several other companies with annual revenues of $250 million to $1.5 billion each. The third tier, which includes the Company, consists of more than 300 companies with annual revenues of less than $250 million each, the majority below $50 million each.

The Company targets small and medium-sized commercial customers. The number of telecommunications services offered by the Company on a consolidated, one-bill basis serves, to some extent, to distinguish the Company from some of its competitors. Competitive distinctions are made based upon the number of services offered, the pricing plans, the length of contracts, as well as the billing information provided. The Company currently owns switch capacity, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems.

In addition to direct competition from what the Company estimates are several hundred switchless resellers, the Company competes with the sales organizations and resellers of large telecommunications companies such as MCI and Sprint, which at any particular time may offer more desirable services or prices than those offered by the Company.

On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996. This new law (discussed more fully below) permits the Bell Operating Companies (BOCs)--heretofore barred by the AT&T Consent Decree from offering long distance services--to offer long distance services outside their operating regions immediately. The new law also permits the Bell Operating Companies, after satisfying a number of conditions, to provide long distance service within their operating regions as well.

On October 23, 1995, the FCC ruled that AT&T would no longer be regulated as a dominant carrier. Because of this ruling, AT&T services are now regulated in the same manner as those provided by non-dominant carriers including the Company. Previously, AT&T's commercial long distance services were regulated under the Commission's streamlined regulatory procedures. As a result of the order, AT&T is generally free from price cap regulation, is permitted to file tariffs on one day's notice, and is free to compete directly with the Company for low volume long distance customers. Many service authorization requirements are reduced or eliminated and AT&T is no longer required to submit cost support with its tariff filings. AT&T is also released from a number of annual reporting requirements.

On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate interexchange services. The FCC's order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forebear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. Pursuant to the FCC's order, after a transition period, relationships between carriers and their customers would be set by contract and long distance companies would no longer be permitted to file with the FCC tariffs for interstate interexchange services. However, MCI, Sprint and The American Carriers Telephone Association have separately appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit"). On February 13, 1997, the DC Circuit ruled that the FCC's order became effective. The Company may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. However, the absence of tariffs will also require that the Company secure contractual agreements with its customers regarding many of the terms of its existing tariffs or face possible claims arising because of the rights of the parties are no longer clearly defined.

In spite of AT&T's additional flexibility and the pending interexchange competition from the Regional Bell Operating Companies, the Company believes that it continues to provision and sell telecommunications service to small to medium sized businesses at competitive rates. In addition, the Company believes that the deregulation of the local exchange telecom market represents a significant opportunity similar to the opportunity provided at the deregulation of AT&T in 1984.

Employees

At the end of 1996, the Company had 75 full-time employees working at two locations. The Company is not a party to any organized labor contracts. The Company considers its relationship with its employees to be satisfactory.

Regulatory Matters

Regulatory Requirements. The Company is a regulated entity at the Federal level with regard to international traffic and interstate traffic. The Company has received Section 214 authorization to resell international switched services and has filed an FCC tariff for its domestic interstate services.

State regulatory requirements vary from state to state. The Company has obtained certification in all states which require certification in order to provide long distance services, with the exception of two(2) states in which certifications are pending (Connecticut and Oklahoma). Some states place statutory restrictions on the operations of "telecommunications service resellers," as that term is defined in these states. Some states require telecommunications service resellers to file and operate in accordance with service and rate "tariffs." Changes in existing regulations or their interpretation in any state could classify the Company as a "telecommunications service reseller" and subject it to regulation. Such regulation could result in an increase in customers' usage charges and, in some cases, could limit or eliminate the Company's ability to service customers in that jurisdiction. The Company would incur, among other expenses, certain administrative costs and legal fees in contesting or complying with such regulatory changes that would increase the Company's cost of doing business.

The providers of local exchange telecommunications services to the Company are also heavily regulated at the Federal level and in the states in which they operate. Changes in existing regulations or their interpretation affecting these providers could materially adversely affect their business or even prevent them from offering telecommunications services to their customers, including the Company, on favorable terms.

In addition, certain services offered by the Company which are not presently regulated in all states may become regulated. Such regulation could delay the deployment of products and/or services and would increase certain administrative costs and legal fees in contesting or complying with such regulation. The FCC has granted applications by companies seeking to provide international callback (also known as "call reorigination" services) to those countries where the practice is legal under local law. The FCC has taken the view that call reorigination services created incentive to lower foreign collection rates to the benefit of U.S. ratepayers and serve the FCC's general policies favoring resale and increased competition in the international marketplace. Although the FCC has consistently expressed its support for call reorigination services enacted by foreign countries. In response to the input of certain foreign countries in rulemaking proceedings, the FCC has acknowledged that foreign countries face unusual difficulties in implementing prohibitions on call reorigination but has stated that such countries continue to bear the principal responsibility for enforcing their domestic laws. However, the FCC has stated that, as a matter of international comity the FCC will prohibit U.S. authorized carriers from providing call reorigination in countries where it is expressly prohibited. The FCC established a variety of requirements that a foreign country must meet before the FCC will consider assisting a foreign government in enforcing its domestic ban. To date, the FCC has taken no action to enforce a foreign country's ban with respect to a U.S. provider. However, there can be no assurance that the FCC will not enforce such a ban.


Legislation.   On February 8, 1996, President Clinton signed into law the
Telecommunications Act of 1996. The law capped a multi-year effort to amend the Communications Act of 1934 to take into account the extraordinary changes in the telecommunications market which have occurred since passage of the original act. The bill is intended to spur additional competition in telecommunications services particularly within the local exchange markets which are now dominated by incumbent local exchange carriers.

The law codifies a new set of interconnection principles which will apply to interconnection for both interstate and intrastate services. State public utilities commissions are given a significant role in administering the interconnection provisions of the new act, and deadlines are imposed for decisions by both the FCC and state commissions.

The new act also eliminates the existing AT&T antitrust consent decree which barred the provision of long distance services and manufacturing by the Bell Operating Companies (BOCs). Under the new act, BOCs may immediately offer long distance services outside their home regions. The BOCs may offer service within their regions as soon as they satisfy the following requirements:

     i) the BOC has provided interconnection to a competitor under Section 252 of the Act, or,
     ii) the BOC has been granted state commission approval of its interconnection tariff, the BOC has received no interconnection request after 10 months after enactment, and no carrier has submitted a request for interconnection within the 3 months prior to the BOC's application to provide inter-LATA service.

The BOC must also submit and have granted an application to the FCC to provide the service.

The law provides for the Commission to establish new universal service principles and a regulatory mechanism to insure that financial support is available for universal service. The law requires that all telecommunication service providers contribute financial support for universal service.

The FCC is presently conducting a Federal/State Joint Board Proceeding to implement the universal service provisions of the new Act. In November 1996, the FCC initiated a proceeding to examine universal service issues, and has received comment on the proposals set forth by the Joint Board. Any decision is expected to comply with the policy principles for preservation and advancement of universal telephone service set forth in the Act: quality service, affordable rates, access to advanced services, access to service in rural and high-cost areas, specific and predictable support mechanisms, equitable and non-discriminatory contribution to support mechanisms, and access to advanced telecommunications for schools, health care providers, and libraries. An initial decision is expected in May 1997. It is uncertain how any decision might affect the Company.

The interconnection provisions of the new law are intended to benefit the Company by making available local exchange connections which are more efficient and potentially cheaper than those available today. In August, 1996, the FCC reached a decision in its proceeding implementing the new Act's interconnection provisions. This ruling is intended to reduce interconnection costs for competing local carriers connecting with incumbent local exchange companies. Certain provisions of the ruling have been appealed to various U.S. Courts of Appeals. These appeals have been consolidated into proceedings currently pending before the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit"). Applications for a stay of the proposed rules were rejected by the FCC. However, the Eighth Circuit has granted a temporary stay of certain provisions of the Interconnection Decision, including the pricing rules and rules that would have permitted new entrants to "pick and choose" among various provisions of existing interconnection agreements, pending a decision on the merits. The FCC applied to the U.S. Supreme Court to vacate the judicial stay, but the U.S. Supreme Court, on November 12, 1996, refused to vacate the stay. All other provisions of the Interconnection Decision remain in effect pending resolution of the appeal on the merits.

Additional competition with existing local exchange carriers should provide price discipline in an area which has been monopolized by incumbent local exchange carriers. The Company can also expect a substantial increase in the competition which it faces in interexchange markets as a result of the entry of the Bell Operating Companies into long distance services. Not only will there be additional competition providing services which are similar to those provided by the Company, but they can be expected to bundle those services with other offerings such as local service, cellular and video services. These package offerings may be more attractive to consumers than offerings of stand-alone services.

Equal Access Charges. The FCC has also commenced a proceeding to reform the rules governing interstate access charges. Access charges are charges imposed by LECs on 1ong distance providers for access to the local exchange network, and are designed to pay LECs for investment in the local network. Prior to December 1993, pricing of those "access services" was on an equal rate per minute ("equal per unit") basis for "local transport." On September 17, 1992, the FCC announced it would: (1) maintain the existing "equal per unit" pricing rules until late 1993; (2) implement an interim rate structure and pricing plan during the subsequent two years: and (3) implement a further rulemaking for consideration of a permanent rate structure beginning no earlier than late 1995. (The local access restructuring plan went into effect in December 1993.)

In December 1996, the FCC issued an order which, among other things, requested comment on a number of access charge reform issues designed to foster efficient pricing of access, competition for access services, and to reflect the development of local services prompted by the 1996 Telecommunications Act. The FCC has also sought comment on whether Internet service providers and other information service providers should be subject to access charges. An initial decision is expected in May 1997. It is uncertain how any decision might effect the Company.

As part of the AT&T Divestiture Decree, the divested regional BOCs were required to charge AT&T and all other carriers (including US WATS) equal per minute rates for "local transport" service (the transmission of switched long distance traffic between the BOCs' central offices and the interexchange carriers' points of presence). BOC and other Local Exchange Carrier ("LEC") tariffs for local transport service have been based upon these "equal per unit" rules since 1984, pursuant to the AT&T Divestiture Decree and the FCC's waiver of its inconsistent local transport pricing rules. Although the portion of the AT&T Divestiture Decree containing this rule ceased to be effective by its terms on September 1, 1991, the FCC had extended its effect until it concluded the rulemaking proceeding in which it is considering whether to retain or modify the "equal per unit" local transport pricing structure. In its September 1992 "First Transport Order", the FCC adopted an interim transport rate structure plan that replaced the FCC's former equal-charge rules. The interim plan incorporated both flat-rate and usage-sensitive charges which, together with an interconnection charge, was designed to enable the LECs to receive approximately the same revenues they would have received under the former equal-charge plan. In the "First Transport Order", the FCC provided that the interim rate structure would remain in effect through October 31, 1995. On December 30, 1993, the LECs' interim transport rate structure tariffs became effective. In July 1993, January 1994 and December 1994 the FCC issued orders refining and clarifying its interim rate structure. On September 22, 1995 the Commission extended the effectiveness of the interim transport rate structure pending further Commission action. Based upon the analysis set forth in the FCC's December 22nd Order, the Company does not anticipate that these decisions will have a material impact.

The FCC has required LECs to provide virtual co-location arrangements to LEC competitors to enable them to provide alternative transport services to interexchange carriers, although SBC Corporation has challenged this requirement in the Court of Appeals for the District of Columbia Circuit. As a result of these arrangements, the Company may have alternatives to purchasing all of its local access from LECs.

The Telecommunications Act of 1996 codifies a new set of interconnection principles which significantly overlap the Commission's expanded interconnection requirements. Under the law the Commission is required to conduct a rulemaking, to be completed within six months after passage of the act, to implement the new interconnection principles. This rulemaking could alter the existing rules regarding expanded interconnection.

Telecommunication Fraud

The Company is subject to attempts by outsiders to gain access to the Company's telecommunications network. Such attempts can take the form of the theft of calling cards, and the cloning of cellular phones. Breaches of security can also involve improper use of 800 telephone numbers and customer PBX equipment. The Company monitors the use of its network through certain fraud detection devices and believes that its procedures are satisfactory. Due to the highly technical nature of the business, complete assurance that sufficient controls are in place to prevent a material loss is not possible, however, the Company does not believe that it has been subject to material telecommunications fraud.


Item 2.  Properties

The Company currently leases approximately 18,000 square feet in three buildings at a monthly cost of approximately $29,000. Its executive offices and headquarters at 111 Presidential Boulevard in Bala Cynwyd, Pennsylvania is leased for a term of five years expiring in 1998. The Company's leased switch space in Philadelphia, Pennsylvania expires in 2003. The Company's
leased switch space in Oakland, California expires in 2000.   The Company
considers its space to be adequate for its current needs.

Item 3.  Legal Proceedings

The Company is party, in the ordinary course of business, to litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such matters will materially effect the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 30, 1996 The Company held its 1996 Annual Meeting of
Shareholders. At that meeting The Company's shareholders voted on the following issues:

     1) The election of (3) three Board of Directors to serve until the next annual meeting of shareholders. At the meeting, Aaron R. Brown was reelected Chief Executive Officer, Treasurer & Director, Stephen J. Parker was reelected as Chairman, Chief Operating Officer and Secretary and Murray Goldberg was reelected to the Board of Directors.

     2) To approve the amended and restated stock option plan, and the one-time grant of non-qualified stock options outside of the Company's Stock Option Plan. This item was approved by a majority of the required votes.

                                   PART II


Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

The following figures represent the high and low closing price as reported by NASDAQ during each successive quarter beginning in 1995.

     QUARTER                  HIGH                     LOW
     -----------------        ---------                --------
     4th Quarter 1996         $ 1 13/32                $ 1
     3rd Quarter 1996         $ 1 13/32                $ 1
     2nd Quarter 1996         $ 1 12/32                $ 5/8
     1st Quarter 1996         $ 1  3/32                $ 21/32
     4th Quarter 1995         $ 2  1/32                $ 7/8
     3rd Quarter 1995         $ 2  5/16                $ 1 1/16
     2nd Quarter 1995         $ 1 10/32                $ 10/16
     1st Quarter 1995         $ 1 3/16                 $ 1/2

Effective January 21, 1994, the Company's Common Stock was listed on the National Association of Securities Dealers Automated System (NASDAQ) under the symbol "USWI".

As of March 20, 1997 there were approximately 170 holders of record of the Company's Common Stock. Most of the shares of the Common Stock are held in street name for a larger number of beneficial owners.

The Company has not paid any dividends on its Common Stock, however, the Company is paying quarterly dividends on its Preferred Stock at a rate of 9% or approximately $6,750 per quarter. The Company does not currently anticipate the payment of dividends on its Common Stock.

Item 6.  Selected Financial Data

The selected financial data presented below is for the years ended December 31, for each of the periods indicated below. The following information should be read in connection with the consolidated financial statements of the Company and related notes included elsewhere in this report and with Item 7 of this report.

                                 1996          1995           1994            1993           1992
------------------------------------------------------------------------------------------------------------------------
Operating Data
Net sales                    $40,304,442   $27,755,388    $23,633,312     $20,521,332    $10,446,724

Gross Profit                 $13,502,044   $11,837,176    $ 8,926,763     $ 6,512,023    $ 3,121,446

Net Income (loss) before
  preferred dividends        $    88,625   $  (277,723)   $(1,246,076)    $   424,401    $   238,614

Net Income (loss)
  available to Common
  Shareholders               $    61,625   $ ($344,978)   $(1,364,576)    $   379,401    $   238,614

Net Income (loss)
  per common share           $         0   $     (. 02)   $      (.09)    $       .03    $       .02

Weighted Average
  Number of Shares
  Outstanding                 15,877,100    15,100,400     14,875,584      14,492,814     13,728,874


Balance Sheet Data
Total assets                 $11,992,359   $ 9,500,361    $ 9,552,833     $ 8,265,750    $ 4,438,987

Capital lease obligations    $   703,696   $   731,701    $ 1,396,364     $ 1,730,913    $   742,225

Redeemable
  preferred stock            $   300,000   $    300,000   $ 1,300,000     $ 1,500,000    $         0

Cash dividends
  on preferred stock         $    27,000   $     67,255   $   120,000     $    33,750    $         0


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                            1996 Compared to 1995
Overview

During 1996, the Company made significant additions and changes to its network to support revenue growth in Carrier Services and its International Call Back businesses. During 1996 new DS3 Points of Presence were added in New York City, Chicago, Washington D.C. and Los Angeles. Additionally, the Company has expanded its network to provide service in all of California, except for the San Diego metropolitan area.

In an effort to increase the Company's network efficiencies the Company became the Responsible Organization "RespOrg" for the provisioning of 800 and 888 services. During the year coincident with its becoming its own "RespOrg" the Company initiated a program of LATA take back to drive down the provisioning costs of 800 and 888 services.

To enhance the Company's ability to provision International Call Back services the Company upgraded and installed a new NACT switching platform. Additionally, in support of both its agent sales and carrier sales the Company engaged a major carrier for both long haul point-to-point services and off network origination and termination.


Revenue

Revenue for the year ended December 31, 1996 increased approximately $12,549,000 (approximately 45%) over revenues for the year ended December 31, 1995. Revenues for the fourth quarter ending December 31, 1996 increased over the quarter ended September 30, 1996 by approximately $1,506,000 (approximately 15%). Quarterly revenue levels steadily increased during 1996. The increases were mainly due to significant growth in international calling as well as the implementation of the carrier termination revenue channel. Revenue level from the inbound product remained steady in dollars, although decreased as a percentage of overall revenue. Revenue from the domestic 1 + product increased by approximately $2,100,000 in 1996 (approximately 16%), but decreased as a percentage of overall revenue due to the increases in international calling and revenue generated through the new carrier sales channel.

During 1996, the Company focused its efforts on a national agent program and implementing the carrier sales product. As a result, the Company's revenue by distribution channel changed during 1996. Direct Sales revenue as a percentage of total sales, exclusive of Wireless revenue, declined by approximately 29% in 1996 compared to 1995. The primary reason for the decline was the growth of agent and reseller channels. Revenue through these channels increased approximately 33% in 1996.

As part of its plan for growth in 1996 the Company implemented a national agent sales program and emphasized its efforts on the carrier sales program. This strategy enabled the Company to maximize network efficiencies by increasing the volume of traffic on the network.

The national agent sales program included the addition of four agent sales managers throughout the country. This strategy enabled the Company to penetrate other local markets and utilize the network on both the east and west coasts.

The Carrier sales channel was also an important area of focus in 1996. This distribution channel (domestic carrier termination) generated approximately 14% of overall revenue in 1996 and helped maximize network efficiencies.

                          Distribution of Revenues

     Service                           % 1996              % 1995
     -----------------------------------------------------------
     Domestic 1+                          39%                 49%
     International                        24%                 17%
     Inbound                              16%                 25%
     Wireless                              7%                  9%
     Domestic Carrier Termination         14%                  --

Gross Profit

Gross profit in 1996 as a percentage of net sales revenue decreased to 33.5% from 42.6% in 1995. However, several non-recurring items were recorded in 1995 which represented the resolution of items pertaining to prior years. A net amount of approximately $2,880,000 in accounts payable was reversed during the quarter ended June 30, 1995. This accounts payable reversal pertained to services rendered in 1993 and 1994. Excluding the non-recurring items in 1995, gross profit as a percentage of net sales revenue decreased from 34.7% in 1995 to 33.5% in 1996. This decrease is mainly attributed to the increase in carrier revenue which generates lower gross margins compared to retail and other revenues.

Selling, General, and Administrative Costs

Selling, General, and Administrative ("SG&A") expenses increased in 1996 by approximately $1,100,000, primarily due to an increase in salary and commission expense. SG&A as a percentage of net sales decreased from 43.6% in 1995 to 32.7% in 1996 primarily due to decreased legal expenses, depreciation and bad debt expenses as discussed below.

Salary expense increased approximately $445,000, due to the addition of four new agent sales managers and eight new administrative positions which were created to support the company's revenue growth. Commission expense increased approximately $1,312,000 due to increased reseller and agent traffic levels.

Legal expense decreased by approximately $729,000 in 1996 due to litigation expenses incurred in 1995 in connection with the Colonial Penn and AT&T litigations. Depreciation expense decreased by approximately $151,000 in 1996, mainly due to a write off of approximately $305,000 of telecommunications equipment in 1995. The Company purchased additional fixed assets (primarily Telecommunications equipment) which increased depreciation expense approximately $154,000 in 1996. Bad debt expense declined in 1996 by approximately $363,000 (from approximately 3.0% to 1.2% of net sales) despite the write off of a large receivable in the amount of $350,000. Bad debt expense exclusive of this write-off would have been approximately .3% in 1996. The decrease in bad debt expense was attributed to a solid credit policy which is continually enforced by our internal Collections Department.

Net Income from Operations

Net income from operations in 1996 substantially improved over the results achieved in 1995. Net income for 1996 was $88,625 as compared to a net loss of $277,723 in 1995. The primary reason for this improvement was a decrease in Selling, General and Administrative ("SG&A") expense as a percentage of overall revenue. As indicated above, SG&A expense accounted for 43.6% of revenue in 1995 and only 32.7% in 1996.


                            1995 COMPARED TO 1994

Overview

During 1995, the Company completed its transition from its founding as a reseller of AT&T services to an independent switch-based long distance carrier. This transition ended with the elimination of its AT&T 800 products and the resolution of the Company's anti-trust litigation with AT&T.
However, AT&T continues to be a vendor of the Company. During 1994 and 1995, the Company experienced significant customer losses due to technical difficulties experienced in 1994 and the increase in pricing of its AT&T product early in 1995. These increases in prices were caused by the Company's decision not to renew its volume commitment contract with AT&T. As a result, the attrition experienced by the Company in its Inbound products exceeded new 800 business levels, resulting in a decline in the Company's 800 services revenue of approximately $1.8 million.

The Company's dispute with Colonial Penn Group, Inc. and Colonial Penn Insurance Company (collectively "CPG") was favorably resolved during 1995, resulting in the reversal of an accounts payable in the amount of approximately $2,880,000. However, this benefit was substantially offset by the cost of unsuccessfully litigating the resultant AT&T case on the basis of anti-trust. The costs of litigation with AT&T incurred during 1995 approximated $850,000. These costs do not include the additional expense of approximately $305,000 of related expenses pertaining to the write-down of certain AT&T signal conversion equipment and accounts receivable written-off, which were attributable to AT&T services provided by the Company. In addition, AT&T was awarded a counter claim in the litigation in the amount of $669,000, pertaining to services utilized in prior years.

During late 1995, the Company commissioned a second long-distance toll switch located in Oakland, California. At that time, the Company entered into a Carrier Services agreement with Napa Valley Telecom, a California-based long distance carrier, to transport all of Napa Valley's long distance traffic and acquire Napa Valley's in-place California network.

The acquisition of an in-place network in California expanded geographically the Company's capability to originate and terminate domestic long distance call traffic and substantially increased the Company's long term revenue potential. At the end of 1995, the Company installed facilities connecting its two toll switches, thus permitting the Company to transport calls coast-to-coast entirely over its own facilities. This capability has enabled the Company to offer call termination services to other long distance carriers. The Company's sales efforts with respect to its Carrier Sales has resulted in a substantial increase in the Company's sales during the late fourth quarter of 1995 and into the first quarter of 1996. The Company believes that the increase in minutes billable wholesale to other carriers will enable the Company to reduce its reliance on other interexchange carriers due to the justification of higher capacity circuits. These higher capacity circuits are expected to lead to increased fixed costs, lower variable costs, but lower overall total costs.

Revenue

Revenue for the year ended December 31, 1995 increased approximately $4.122 million (approximately 17.4%) over revenues for the year ended December 31, 1994. Revenues for the fourth quarter ended December 31, 1995 increased over the quarter ended September 30, 1995 by approximately $215,000 (approximately 3.1%). Quarterly revenue levels during 1995 remained relatively level. Despite the relatively level revenue levels during 1995, the Company did experience significant shifts in product mix during the year. The Company experienced significant growth in its domestic 1+, international calling, and wireless products offset by declines in traffic levels of the Company's inbound 800 services.


                          Distribution of Revenues

     Service                           % 1995              % 1994
     ------------------------------------------------------------
     Domestic 1+                          49%                 47%
     International                        17%                  9%
     Inbound                              25%                 38%
     Wireless                              9%                  6%


The significant reduction in revenue levels from the Company's Inbound product is primarily due to the Company's completed transition away from the resale of AT&T inbound 800 service. Management believes that the Company's attrition levels during 1995 which approximated 3.3% per month were negatively impacted by this event.

During 1995, the Company focused its efforts on increasing the efficiency of its network and developing a Carrier Sales product. As a result, the Company's revenue by distribution channel changed during 1995. Direct Sales revenue as a percentage of total sales, exclusive of Wireless revenue, declined from approximately 41% in January of 1995 to approximately 35% at December, 1995.

The primary reason for the decline in the percentage of Direct Sales Revenue was the growth in the Company's Enhanced Services (International Callback and Debit Card products). During 1995 however, the Company decided to de-emphasize its marketing of Debit Cards and eliminated its recharge feature. The Company also established monthly minimums for its wholesale Debit Card customers in an effort to increase the utilization of its Debit Cards. Debit card revenue recognized in 1995 was less than 1.0% of net sales. The Company also decided during 1995 not to pursue the marketing of its Cell-Air-Saver product introduced early in 1995 due to a poor market response.

Non-Wireless Revenue attributable to Agents and Resellers declined from approximately 59% in January of 1995 to approximately 57% in December of 1995. As part of its plan for growth, management is focusing its Direct Sales force on the solicitation of larger commercial accounts and has developed a carrier sales group to solicit other long distance companies.
The Company is adding experienced sales personnel to its sales force in order to assist the Company in developing its traffic levels to a point which justifies larger capacity circuits thus creating more efficient transport costs as discussed below.

Gross Profit

Gross profit earned in 1995 as a percentage of net sales revenue exceeded the percentage earned in 1994 (approximately 42.6% vs. 37.8%) however several non-recurring items were recorded in both 1994 and 1995 which represented a resolution of items pertaining to prior years. As part of a settlement between the Company and Colonial Penn Group, Inc. and Colonial Penn Insurance Company (collectively "Colonial Penn"), on May 5, 1995 Colonial Penn abandoned all of their claims against the Company and released the company from any obligation to pay approximately $2,945,000 outstanding for telephone usage charges in return for a payment to Colonial Penn of $65,000 and a promise by the Company not to sue Colonial Penn for alleged violations of the antitrust laws.

As a result, a net amount of approximately $2,880,000 in accounts payable was reversed during the quarter ended June 30, 1995. This accounts payable reversal pertained to services rendered in 1993 and 1994. Also included in gross profit during 1995 was a charge of approximately $669,000 for the counterclaim awarded to AT&T in connection with the antitrust case between the Company and AT&T resolved during 1995. Recorded in gross profit for 1994 was the reversal of approximately $ 783,000 in transport costs pertaining to years prior to 1994.

Gross profit excluding these non-recurring items was approximately 34.7% for 1995 versus approximately 34.5% for 1994. The small increase in gross profit during 1995 was net of significant reductions in both revenue per minute (yield) and transport cost on a per minute basis. Beginning late 1994 and throughout 1995, the Company implemented a number of strategies to significantly reduce its call transport costs. The company implemented extensive least cost routing software, re-negotiated pricing on numerous contracts (primarily those with carriers transporting the Company's calls to and from areas not serviced by the Company's own facilities) and began originating most of its 800 service on its own network.

Due to competitive forces which developed in the Company's marketplace during 1995 the Company and its resellers reduced pricing on the Company's core products. Pricing on the Company's domestic 1+ and 800 service was reduced approximately $.014 leading to a reduction of gross revenue of approximately $100,000 per month. Similar market conditions required the Company to reduce pricing on calls to international destinations by approximately $.05 to $.10 resulting in an additional gross revenue reduction of approximately $20,000 per month.

The Company continued to negotiate improved pricing in 1996, however it cannot predict the amount of reductions which may be achieved or what reductions in yield may be made in order to remain competitive.

As mentioned above, most of the Company's actions taken during 1995 to reduce its call transport costs pertained to costs for transporting calls to areas not serviced by the Company's own facilities. These costs approximated 60.0% of the Company's total monthly call transport costs including international terminations during 1995.

In order to reduce the company's cost of transporting calls originating and terminating on the Company's own facilities as well as reduce the Company's reliance on other carriers, the Company continually seeks to acquire more efficient long haul facilities. The efficient utilization of these circuits results in substantially lower per mile transport costs in 1995, the Company did not have sufficient call volumes to cost justify these facilities. In order to cost justify this capacity the Company entered the carrier sales market by offering call termination services to other regional long distance carriers.

The Company began soliciting other long distance carriers late in 1995 concurrent with the commissioning of its second switch in Oakland, California. Minutes processed by the Company's network as a result of this new business increased substantially in 1996.

The advent of the Company's carrier sales volume helped cost justify the installation of higher capacity facilities in the Company's Mid-Atlantic network but also between the Company's two switches permitting coast to coast calls to be transported on a cost level approximately equal to that of a tier two national carrier. The addition of carrier sales volumes lowered the Company's overall gross profit as a percentage of sales in 1996, however, as it is more fully deployed it should increase the overall gross profit of the Company. The Company's carrier sales product contributed approximately 17.5% of the Company's overall sales volume in 1996.

Selling, General, and Administrative Costs

Selling, General, and Administrative ("SG&A") expenses increased from their level in 1994 by approximately $1,896,000 primarily due to unfavorable variances in depreciation, commission, and legal expense, and favorable variances in salaries and bad debt expense. SG&A as a percentage of net sales increased slightly from approximately 43.2% in 1994 to approximately 43.6% in 1995 primarily due to increased legal expenses discussed below.

Depreciation expense increased approximately $525,000 due to the purchase of additional fixed assets (primarily telecommunications equipment) which increased depreciation expense approximately $220,000 and the write-off of telecommunications equipment of approximately $305,000 either obsolete or purchased to carry traffic on the AT&T network. Commission expense increased approximately $850,000 due to reduced pricing given to resellers and agents and increased reseller and agent traffic levels. Legal expense increased approximately $760,000 over its 1994 level due to the Company's litigation with Colonial Penn and AT&T. Litigation expense incurred in 1995 in connection with the

Colonial Penn and AT&T litigation related to expert witness costs, deposition costs, economists, expert witness fees and out of pocket costs totaled approximately $850,000. The Company did not bear any charges for time incurred by its legal counsel for the AT&T litigation.

As a result of the Company's reduction in administrative staff early in 1995, the Company's salary expense declined approximately $175,000 over its level in 1994. The amount provided for bad debt expense declined by approximately $110,000 (from approximately 4.0% to approximately 3.0% of net sales) despite the write-off of two large receivables in the amount of approximately $520,000 which relate to transactions in 1994. Substantial bad debt expense was also recorded in 1994 related to these two receivables. Bad debt expense exclusive of these two receivables would have been approximately 2.6% in 1994 vs. approximately 1.2% in 1995.

Net Income from Operations

Loss from operations in 1995 was substantially improved over the results achieved in 1994, however, as noted above, several items which related to the Company's litigation with Colonial Penn and AT&T had a net positive effect on results of operations in 1995. Included in the loss for 1995 is the reversal of approximately $2,880,000 in accounts payable due Colonial Penn for call transport services rendered in 1993 and 1994. Also included in the results for 1995 are litigation expenses of approximately $850,000, the award to AT&T of approximately $669,000, the write-off of fixed assets and accounts receivable related to the AT&T litigation in the amount of approximately $305,000 and certain changes in estimates for items pertaining to years prior to 1995 in the amount of approximately $150,000. Included in the results for 1994 was a reversal of an accounts payable related to services provided prior to 1994 for approximately $783,000. Loss from operations exclusive of these items would have been a loss of approximately $1,170,000 for 1995 vs. a loss of approximately $2,000,000 for 1994.

Liquidity And Capital Resources

The Company's cash balance increased significantly from its balance at December 31, 1995. This increase is primarily due to higher net income and lower bad debt expense in 1996. The increase in 1996 net income was attributable to higher revenue and lower Selling, General and Administrative expense as a percentage of revenues. The decrease in bad debt expense during 1996 represents successful efforts by the Company in managing its receivable base.

Accounts receivable net of the allowance for doubtful accounts increased by approximately $1,614,000 in 1996, along with revenues. However the Company's accounts receivable average days outstanding decreased in 1996 to 58 days from 64 days in 1995.

The Company's current ratio at December 31, 1996 improved from its level at December 31, 1995 (.79:1.00 versus .72:1.00, respectively). The current ratio was impacted favorably by income from operations of approximately $306,000.

The Company has been able to finance its growth to date with limited equity capital and borrowings under notes payable which have been sufficient for historical needs. The Company's plans for significant growth includes both substantial internal growth related to the continued expansion of its presence in the long distance arena, as well as its entrance into the Mid-Atlantic Competitive Local Exchange Marketplace. As a result of its initiative to enter the local exchange telecom market, the Company expects to incur capital expenditures of approximately $4,000,000 in 1997. The Company's plans will require significant additional capital, as such, the Company is currently exploring several alternatives with respect to raising equity capital. The Company cannot give assurance as to the potential success of these efforts or the potential dilution to existing shareholders that may occur if the Company should raise additional equity.

The Company's plans with respect to its entrance into the Competitive Local Exchange Market, include the purchase of two local exchange switches to be located in the Mid-Atlantic region. These switches will provide the Company with the ability to provide bundled telecommunication services in the Mid-Atlantic region. Company management believes that offering bundled services will provide stronger ties to its customers and present an opportunity for the Company to minimize its churn rate and gain access to service offerings providing higher margins. The Company expects to fund its growth requirements through both additional debt and equity.

Item 8.  Financial Statements and Supplementary Data

See "Index To Consolidated Financial Statements and Notes To Consolidated Financial Statements" on page F-i herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 14, 1997, US WATS, Inc. (the "Company") replaced Rudolph, Palitz LLP as the principal accountant for the Company and its subsidiaries. The former principal accountant's reports on the Company's financial statements for the past year have not contained an adverse opinion or a disclaimer of opinion, nor have its opinions been qualified or modified as to uncertainty, audit scope or accounting principles. The Company's decision to replace its principal accountant was approved by the board of directors. During the Company's two immediately preceding fiscal years (January 1, 1994 to December 31, 1994 and January 1, 1995 to December 31, 1995) and any subsequent interim period preceding the Company's replacement of its principal accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by item 10 is hereby incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is hereby incorporated by reference to the section entitled "Principal Shareholders" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                   PART IV


Item 14.  Exhibits' Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Annual Report on Form 1O-K:

     (1)  Financial Statements

          See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


     (2) Financial Statement Schedules required to be filed by Item 8 on this form.


          See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


(b)  Reports on Form 8-K:

     (1) On February 25, 1997, the Company filed Form 8-K regarding executive management changes and changes in the Board of Directors.

     (2) On March 19, 1997, the Company filed Form 8-K regarding its decision to replace its certifying accountant for the year ended December 31, 1996.

     (3) On January 15, 1996, the Company filed Form 8-K regarding US WATS settling its litigation with AT&T.

     (4) On January 12, 1996, the Company filed Form 8-K regarding its decision to replace its certifying accountant for the year ended December 31, 1995.

(c) Exhibits


Exhibit No.    Description

   3.1      Certificate of Incorporation of Registrant*
   3.2      Amendment to Certificate of Incorporation*
   3.3      By-Laws of Registrant*
   4.1      Specimen Common Share Certificate*
  10.1      DSC Marketing Services Supply Agreement**
  10.2      Key Employees Incentive Stock Option Plan**
  10.3      Employee Compensation Stock Option Plan**
  10.4      Agreement of Lease for 3 Parkway, Philadelphia, PA**
  10.6 Employment Agreement dated December 23, 1993, between US WATS, Inc. and Stephen J. Parker* * *
  10.7 Loan and Security Agreement between US WATS, Inc. and Century Business Credit Corporation dated May 11, 1995****
  10.8 Employment Agreements dated February 25, 1997, between US WATS, Inc. and David Hurwitz, Kevin M. O'Hare and Mark A. Mendes*****
  10.9 Employment Agreement dated March 3, 1997, between US WATS, Inc. and Christopher J. Shannon.

   * Files as an exhibit with corresponding Exhibit No. to Registrant's post effective amendment No. 1 to Registration Statement on
         Form S-18, or previous Annual Report Form 10-K.
   **    Incorporated by reference to the December 31, 1992 Form 10-K
   ***   Incorporated by reference to the December 31, 1993 Form 10-K
   ****  Incorporated by reference to the June 30, 1995 Form 10-Q
   ***** Incorporated by reference to the February 25, 1997 Form 8-K

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    US WATS, INC.
                    ----------------------------
                         (Registrant)

                    By:   /s/ Kevin M. O'Hare
                          --------------------------------------------
                          President & Chief Executive Officer,
                          Treasurer, Director

                    Date: 3/28/97


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                          TITLE                                                DATE
-----------------------------------------------------------------------------------------------

/s/ Kevin M. O'Hare                President & Chief Executive Officer, Treasurer,
-----------------------------      and Director (Principal Executive Officer)          3/28/97
Kevin M. O'Hare


/s/ Stephen Parker                 Vice-Chairman of the Board, Secretary,              3/28/97
-----------------------------      and Director
Stephen Parker


/s/ Christopher J. Shannon         Chief Financial Officer
-----------------------------      (Principal Financial Officer)                       3/28/97
Christopher J. Shannon


/s/ Michael P. McAnulty            Controller
-----------------------------      (Principal Accounting Officer)                      3/28/97
Michael P. McAnulty


                       US WATS, INC.  AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


Page (s)

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Reports                                      F-1 to F-3

Consolidated Balance Sheets--
     December 31, 1996 and 1995                                    F-4 to F-5

Consolidated Statements of Operations--
     Years ended December 31, 1996, 1995, and 1994                     F-6

Consolidated Statements of Common Shareholders' Equity
     Years ended December 31, 1996, 1995, and 1994                 F-7 to F-9

Consolidated Statements of Cash Flows--
     Years ended December 31, 1996, 1995, and 1994                    F-10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-11 to F-19

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US WATS, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheet of US WATS, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, common shareholders' equity, and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements present fairly, in all material respects, the financial position of US WATS, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 28, 1997

INDEPENDENT AUDITORS' REPORT

Directors and Shareholders
US WATS, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheet of US WATS, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, common shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of US WATS, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

RUDOLPH, PALITZ LLP
Plymouth Meeting, Pennsylvania

March 25, 1996

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US WATS, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying statement of operations, shareholder's equity, and cash flows of US WATS, Inc. and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of US WATS, Inc. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

BARATZ & ASSOCIATES, P.A.
Marlton, New Jersey

March 8, 1995

                       US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                          December 31,
                                                  --------------------------
                                                      1996           1995
-----------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                       $1,455,186    $   680,834
  Accounts receivable, net of allowance for
    doubtful accounts of $672,058 for 1996
    and $268,921 for 1995                          6,513,899      4,900,066
 Prepaid expenses and other                          137,325        107,191
                                                 -----------    -----------
      Total Current Assets                         8,106,410      5,688,091
                                                 -----------    -----------

Property and Equipment
  Telecommunications equipment                     3,773,459      3,046,877
  Equipment                                        1,356,609      1,231,346
  Software                                           610,286        484,199
  Office furniture and fixtures                      130,003        119,630
  Leasehold improvements                              35,226         35,226
                                                 -----------    -----------
                                                   5,905,583      4,917,278
Less accumulated depreciation and amortization     2,305,565      1,426,463
                                                 -----------    -----------

      Total Property and Equipment                 3,600,018      3,490,815
                                                 -----------    -----------

Other assets, principally deposits                   285,931        321,455
                                                 -----------    -----------
                                                 $11,992,359    $ 9,500,361


The accompanying notes are an integral part of these financial statements

                       US WATS, INC.  AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                     ---------------------------
                                                        1996           1995
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
  Note payable                                     $ 1,196,860    $ 1,175,164
  Capital lease obligations, current portion           194,472        130,664
  Accounts payable                                   6,378,296      4,581,373
  Accrued commissions                                  918,129        753,596
  Accrued expenses and other                           553,445        361,010
  State and Federal taxes payable                      963,372        475,012
  Deferred revenue                                     116,222        371,791
                                                   -----------    -----------
      Total Current Liabilities                     10,320,796      7,848,610
                                                   -----------    -----------

Long-Term Liabilities
  Capital lease obligations, net of current portion    509,224        601,037
                                                   -----------    -----------

Commitments and Contingencies - see note 8

Redeemable preferred stock, $.01 par, authorized
  150,000 shares, issued and outstanding:
  30,000 shares in 1996, 30,000 shares in 1995
  Redemption value: $11.00 per share                   300,000        300,000
                                                   -----------    -----------

Common Shareholders' Equity
  Common stock, $.001 par, authorized
    30,000,000 shares; issued:
    15,902,100 shares in 1996
    15,852,100 shares in 1995                           15,902         15,852
  Additional paid-in capital                         2,623,350      2,573,400
  Accumulated Deficit                               (1,776,663)    (1,838,288)
                                                   -----------    -----------
                                                       862,589        750,964
Common stock held in treasury
  (250,000 shares), at cost                               (250)          (250)
                                                   -----------    -----------
                                                       862,339        750,714
                                                   -----------    -----------
                                                   $11,992,359    $ 9,500,361
                                                   ===========    ===========


The accompanying notes are an integral part of these financial statements

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                       ----------------------------------------
                                           1996          1995           1994
-------------------------------------------------------------------------------

Revenues                              $40,304,442   $27,755,388    $23,633,312
                                      -----------   -----------    -----------

Cost of sales                          26,802,398    15,918,212     14,706,549
                                      -----------   -----------    -----------

Gross profit                           13,502,044    11,837,176      8,926,763

Selling, general and administrative
  expenses                             13,196,173    12,095,991     10,199,679
                                      -----------   -----------    -----------

Income (loss) from operations             305,871      (258,815)    (1,272,916)

Other income (expense)
 Interest income                           62,732        69,859         12,975
 Interest expense                        (272,978)      (88,767)          (435)
                                      -----------   -----------    -----------

Income (loss) before income tax
  expense (benefit)                        95,625      (277,723)    (1,260,376)

Income tax expense (benefit)                7,000            --        (14,300)
                                      -----------   -----------    -----------

Net income (loss) before
  preferred dividends                      88,625      (277,723)    (1,246,076)

Preferred dividends earned                 27,000        67,255        118,500
                                      -----------   -----------    -----------

Net income (loss) available to
   common shareholders                $    61,625   $  (344,978)   $(1,364,576)
                                      ===========   ===========    ===========

Net income (loss) per share
   available to common shareholders   $        --   $      (.02)   $      (.09)
                                      ===========   ===========    ===========

Weighted average number of shares
  outstanding                          15,877,900    15,100,400     14,875,584
                                      ===========   ===========    ===========



The accompanying notes are an integral part of these financial statements

                                              US WATS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                               YEAR ENDED DECEMBER 31, 1996

                                                                                                      Treasury
                                                     Common      Add'l                    Treasury     Stock        Share-
                                    Common Stock   Par Value    Paid-In                    Stock         At        holders'
Description                        Shares issued     $.001      Capital       Deficit      Shares       Cost        Equity
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995            15,852,100     $15,852  $2,573,400   $(1,838,288)    250,000      $(250)    $750,714

Net Income (loss) before Preferred
  Dividends for the year ended
  December 31, 1996                           --          --          --        88,625          --          --      88,625

Exercise of Employee Stock
  Options                                 50,000          50      49,950             --         --          --      50,000

Cash Dividends on Preferred
  Stock, December 1, 1996
  ($.90 per share)                                                             (27,000)                            (27,000)
                                      ----------     -------   ---------    ----------     -------       ----     --------
Balance, December 31, 1996            15,902,100     $15,902  $2,623,350   $(1,776,663)    250,000      $(250)    $862,339
                                      ==========     =======  ==========    ==========     =======       ====     ========



The accompanying notes are an integral part of these financial statements


                                              US WATS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                                               YEAR ENDED DECEMBER 31, 1995

                                                                                                      Treasury      Share-
                                                     Common      Add'l                    Treasury     Stock       holders'
                                    Common Stock   Par Value    Paid-In                    Stock         At          Equity
Description                        Shares issued     $.001      Capital       Deficit      Shares       Cost   (Deficiency)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994            14,691,100     $14,691  $1,395,691   $(1,493,310)    250,000      $(250)    $(83,178)

Net Income (loss) before Preferred
  Dividends for the year ended
  December 31, 1995                           --          --          --      (277,723)         --         --     (277,723)

Conversion of 100,000 shares
  of Series 9% Preferred Stock         1,000,000       1,000     999,000             --         --         --    1,000,000

Employee Stock Bonus                      50,000          50      24,950             --         --         --       25,000

Exercise of Employee Stock Options       111,000         111     153,759             --         --         --       153,870

Cash Dividends on Preferred
  Stock, December 1, 1995
  ($.90 per share)                            --          --          --       (67,255)         --         --      (67,255)
                                      ----------     -------  ----------   -----------     -------      -----     --------
Balance, December 31, 1995            15,852,100     $15,852  $2,573,400   $(1,838,288)    250,000      $(250)    $750,714
                                      ==========     =======  ==========   ===========     =======      =====     ========


The accompanying notes are an integral part of these financial statements

                                              US WATS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                                               YEAR ENDED DECEMBER 31, 1994

                                                                                                      Treasury      Share-
                                                     Common      Add'l                    Treasury     Stock       holders'
                                    Common Stock   Par Value    Paid-In                    Stock         At          Equity
Description                        Shares issued     $.001      Capital       Deficit      Shares       Cost   (Deficiency)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993            14,487,000     $14,487  $1,190,770   $  (127,234)    250,000      $(250)  $1,077,773

Net Income (loss) before Preferred
  Dividends for the year ended
  December 31, 1994                           --          --          --    (1,246,076)         --         --   (1,246,076)

Conversion of 20,000 shares
  of Series 9% Preferred Stock           200,000         200     199,800            --          --         --      200,000

Exercise of Employee Stock Options         4,100           4       5,121            --          --         --        5,125

Cash Dividends on Preferred
  Stock, December 1, 1994
  ($.90 per share)                            --          --          --      (120,000)         --         --     (120,000)
                                      ----------     -------  ----------   -----------     -------      -----     --------
Balance, December 31, 1994            14,691,100     $14,691  $1,395,691   $(1,493,310)    250,000      $(250)    $(83,178)
                                      ==========     =======  ==========   ===========     =======      =====     ========


The accompanying notes are an integral part of these financial statements

                                 US WATS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 Years Ended December 31,
                                                         ---------------------------------------
                                                             1996          1995           1994
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss) before preferred dividends           $  88,625    $ (277,723)   $(1,246,076)
  Adjustment to reconcile net income (loss) to
  net cash provided by (used-in) operating activities
    Litigation settlement                                       --    (2,882,223)            --
    Issuance of stock bonus                                     --        25,000             --
    Depreciation and amortization                          930,293       769,685        505,443
    Provision for bad debts                                479,208       842,628        953,397
    Write-off of fixed assets                                   --       305,008             --
    Changes in assets and liabilities which provided
    (used) cash:
      Accounts receivable                               (2,093,041)     (218,822)    (1,563,504)
      Prepaid expenses and other                           (30,134)      (20,822)       (47,654)
      Other assets                                          24,332       (27,501)       330,731
      Deferred revenue                                    (255,569)       79,274        292,517
      Accounts payable and accrued expenses              2,153,891     1,209,863      2,062,980
      State & Federal Taxes payable                        488,360       (72,977)       165,372
                                                        ----------     ---------     ----------

  Net cash provided by (used in) operating activities    1,785,965      (268,610)     1,453,206
                                                        ----------     ---------     ----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                      (864,304)     (695,469)    (1,679,252)
  Investment in internet service provider                  (40,000)           --             --
                                                        ----------     ---------     ----------

  Net cash used in investing activities                   (904,304)     (695,469)    (1,679,252)
                                                        ----------     ---------     ----------

FINANCING ACTIVITIES:
  Proceeds from stock option exercises                      50,000       153,870          5,125
  Increase in notes payable net                             21,696     1,175,164        127,166
  Repayment of capital lease obligations                  (152,005)     (134,453)            --
  Preferred stock dividend                                 (27,000)      (67,255)      (120,000)
  Payment of loan acquisition costs                             --      (110,986)            --
                                                        ----------     ---------     ----------

  Net cash (used in) provided by financing activities     (107,309)    1,016,340         12,291
                                                        ----------     ---------     ----------

Net increase (decrease) in cash and cash equivalents       774,352        52,261       (213,755)

Beginning cash and cash equivalents                        680,834       628,573        842,328
                                                        ----------     ---------     ----------

Ending cash and cash equivalents                        $1,455,186       680,834        628,573
                                                        ==========     =========     ==========

The accompanying notes are an integral part of these financial statements

                       US WATS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Background

The Company is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, dedicated access, data services, pre-paid calling cards (debit cards), international callback, and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas). For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.


2.  Summary Of Significant Accounting  Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries, USW Corporation, USW Enterprises, Inc., and Carriers Group, Inc. after elimination of all inter-company accounts, transactions and profits. The Company's investment in an internet service provider is accounted for under the Cost Method.

Revenue Recognition

The Company recognizes revenue based upon the customer's usage of services. The Company bills its customers for service on a monthly basis.

Cash and Cash Equivalents

The Company considers cash in bank and repurchase agreements with a maturity of three months or less when purchased as cash and cash equivalents.

At certain times during the year, the Company has balances in its operating accounts that in the aggregate exceed the $100,000 Federal Deposit Insurance Corporation insurance limit.

Allowance for Doubtful Accounts

Write-offs of accounts receivable for 1996 and 1995 were approximately $213,000 and $1,052,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

     Telecommunications equipment ........  7 years
     Furniture fixtures and other ........  5 years

Depreciation and amortization expense of property, plant and equipment for 1996, 1995, and 1994, was $930,293, $1,030,462, and $504,879, respectively.
Included in depreciation expense for 1995 was approximately $305,008 resulting from the recognized obsolescence of telecommunications equipment.

Deferred Revenue

Deferred revenue consists primarily of prepayments of Debit Card and International Call Back services. Deferred revenue is recognized as income based on monthly usage.

Deferred Financing Costs

Loan origination costs are amortized by the straight-line method over the term of the related loan, and are included in other assets.

Accounts Payable

Accounts payable includes the cost of access charges due local telephone companies and long distance transport purchased from long distance carriers.

Marketing

All costs related to marketing and advertising the Company's products and services are expensed in the period incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Common Share

Earnings (loss) per common share is based upon the weighted average number of common shares outstanding in 1996, 1995, and 1994. The assumed exercise and/or conversion of preferred stock, options or warrants has not been included in the calculation of earnings (loss) per share for 1996, 1995 or 1994 since the effect is anti-dilutive or not significant.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments such as accounts receivable, accounts payable, and note payable approximate their carrying amounts.

Carrying Value of Long-Term Assets

The Company evaluates the carrying value of long-term assets, including property, plant and equipment, and other intangibles, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.



3.  Note Payable

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation for a revolving credit facility of $2,000,000. The loan is for a period of two years, and is automatically renewable for two successive years. Interest on the loan is calculated at prime plus 3 3/4% (effective rate is 12% at December 31, 1996) and a minimum loan value of $750,000 must be maintained. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company.

At December 31, 1996, the Company was not in compliance with certain loan covenants pertaining to the acquisition of property and equipment, and Board of Director membership by specific individuals who are no longer employed by the Company. The Company received a waiver or amended the Loan and Security Agreement to correct such non-compliance.

4.  Obligations Under Capital Leases

Property under capital leases is recorded at the lesser of the present value of the minimum lease payments or its fair value at inception. The Company leases various equipment under three-to-five-year noncancellable leases which expire at various dates through 2000.

The leases carry interest rates ranging from approximately 12.9% to approximately 13.9% and are collateralized by the equipment purchased. The future minimum lease payments for the next five years and related lease obligation balances as of December 31, 1996 and 1995 follow:

                         1997      $277,639
                         1998       272,843
                         1999       190,483
                         2000       137,350
                                   --------
                         TOTAL     $878,315
                                   ========


                                                        1996             1995
                                                      ------------------------
Aggregate capital lease obligation
  as of the year ended December 31,                   $878,315         $987,397
Less--amounts representing interest                    174,619          255,696
                                                      --------         --------
Present value of net minimum payments
  under capital leases                                 703,696          731,701
Less--current portion of capital lease obligations     194,472          130,664
                                                      --------         --------
  Capital lease obligations, net of current portion   $509,224         $601,037
                                                      ========         ========


The following is an analysis of property under capital leases:
                                                        1996             1995
                                                    ---------------------------
Telecommunications Equipment                        $1,028,660       $1,114,260
Office Equipment                                        57,300           57,300
                                                    ----------       ----------
      TOTAL                                          1,085,960        1,171,560

Less Accumulated Amortization                          224,340          119,829
                                                    ----------       ----------
      Net Assets Under Capital Lease                  $861,620       $1,051,731
                                                    ==========       ==========

Amortization of assets under capital leases charged to operations and included in depreciation expense was $149,523, $102,574, and $17,255 in 1996, 1995, and 1994 respectively.

5.  Income Taxes

The net deferred tax asset at December 31, includes the following:

                                                      1996           1995
                                                  -------------------------
  Deferred Tax Asset                              $ 953,000      $ 942,000
  Deferred Tax Liability                           (322,000)      (301,000)
  Valuation Allowance for Deferred Tax Asset       (631,000)      (641,000)
                                                  ---------      ---------
                                                  $      --      $      --
                                                  =========      =========

The utilization of the deferred tax asset depends on the Company's estimate of its ability to earn taxable income in the future. Although estimates are subject to change, management was not able to determine that utilization of the deferred tax asset is likely. Accordingly, a valuation allowance has been provided for the entire deferred tax asset. The tax effect of major temporary differences that gave rise to the Company's deferred tax assets and liabilities at December 31, are as follows:


                                                      1996           1995
                                                  ------------------------
  Net Operating Loss                              $ 609,000      $ 784,000
  Allowance for Doubtful Accounts                   344,000        158,000
  Depreciation                                     (322,000)      (301,000)
                                                  ---------      ---------
  Net Deferred Tax Asset                          $ 631,000      $ 641,000
                                                  =========      =========


The provision for income tax expense (benefit) for the years ended December 31, consisted of the following amounts:

                                       1996           1995           1994
                                     --------------------------------------
Current tax expense (benefit)
    Federal                            $7,000            $--      $(14,300)
    State                                  --             --             --
                                      -------        -------      ---------
                                        7,000                      (14,300)

Deferred tax expense
    Federal                            ______       ________       ________
    State                              ______       ________       ________
                                      -------        -------      ---------
                                       $7,000            $--      $(14,300)
                                       ======       ========      =========

Total income tax expense (benefit) amounted to $ 7,000 in 1996, $0 in 1995, and $(14,300) in 1994, (effective tax rates of 8.1%, 0%, and (1.1)%, respectively), compared to income tax expense (benefit) of $ 29,500, $(94,000), and $(427,500), computed by applying the statutory rate of 34% to income (loss) before income tax (benefit). These differences are accounted for as follows:

                                   1996                     1995                          1994
                                             % of                          % of                          % of
                                            pretax                        pretax                        pretax
                                  Amount    income         Amount         income         Amount         income
--------------------------------------------------------------------------------------------------------------
Computed "expected" income
 tax expense (benefit)          $29,500      34.0       $(94,000)         (34.0)     $(427,500)         (34.0)

State income tax expense,
 net of Federal income
 tax benefit                         --        --             --             --
Utilization of NOL                   --        --                                      (14,300)          (1.1)
Valuation allowance             (30,500)    (35.1)        80,000           28.9        427,500           34.0
Other                             8,000       9.2         14,000            5.1             --             --
                               --------     -----        -------          -----       --------           ----
Actual income tax
 expense (benefit)             $  7,000       8.1        $    --             --       $(14,300)          (1.1)
                                =======     =====        =======          =====       ========           ====

The Company has available approximately $ 1,497,000 and $952,000 of tax carryforwards which may be applied against future Federal taxable income and alternative taxable income respectively. These carryforwards expire in 2010.

6.   Commitments and contingencies

The Company has a long term contract for the purchase of 1+, 800, and Private lines services over a 36 month period. The contract provides for a minimum monthly commitment of $250,000 and an aggregate commitment of $9,000,000 over the contract life. The Company has met its monthly commitments through December 1996.

The Company leases certain offices and equipment. Future annual minimum lease payments under the significant agreements are as follows for the years ended December 31:

          1997                $  370,345
          1998                   322,705
          1999                   151,280
          2000                   140,514
          2001                    62,019
          thereafter              62,019
                             ----------
             TOTAL           $1,108,882

Rent expense incurred for operating leases was approximately $ 422,896, $351,300, and $367,600, in 1996, 1995, and 1994, respectively.

The Company has entered into employment agreements with each of its five Executive Officers. With respect to the officers agreements, the total minimum commitment level over the next three years is approximately $2,499,000.

The Company entered into a consulting contract with its former Chairman for consulting services to be rendered over the next six year period. The total minimum aggregate commitment level of the contract is approximately $750,000.

The Company is party, in the ordinary course of business, to litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such matters will materially effect the Company's financial condition or results of operations will not be materially affected by such proceedings.


7.   Pension Plans

The Company sponsors a 401(K) Pension and Profit Sharing Plan for all employees. The Company has elected not to match any employee contributions or make any profit sharing contributions to the plan.


8.   Preferred Stock

Redeemable Preferred:

The Company has outstanding cumulative, convertible, redeemable preferred stock which is convertible at the option of respective shareholders thereof, into ten (10) common shares at a conversion price of one dollar ($1.00) each.

At any time after September 1, 1996, the Company, at the option of its Board of Directors, may redeem part or all of the preferred shares outstanding at $11.00 each plus unpaid and accumulated dividends. The maximum aggregate redemption value at December 31, 1996 is $330,000. The preferred stock is mandatorily redeemable in cash on January 2, 2049 at $11.00 per share. Dividends on the preferred stock are payable in cash only at a rate of 9% per annum on December 1, March 1, June 1, and September 1.

Preferred Stock:

In July 1994, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize 850,000 shares of par value $.01 per share preferred stock, no shares were issued as of December 31, 1996.


9.  Stock Options and Warrants

Under the Company's stock option plans, options may be granted to officers and employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of December 31, 1996, 1,564,040 of the outstanding stock options were exercisable under the plans. The exercise prices of the outstanding options represented the fair market value at dates of grant.

Asummary of the Company's stock option plans activity for common shares for the three years ended December 31, 1996 follows:

                                  Number of Shares     Option Price Per Share
                                  -------------------------------------------
Outstanding 1/1/94                      1,887,300      $1.00 to $1.25
     Granted                              615,000      $1.53
     Exercised                             (4,100)     $1.25
     Terminated                          (348,700)     $1.25
                                       ----------
Outstanding 12/31/94                    2,149,500      $1.00 to $1.53
     Granted                            1,332,500      $0.75 to $2.00
     Exercised                           (111,000)     $1.00 to $1.875
     Terminated                        (1,028,800)     $1.00 to $2.00
                                       ----------
Outstanding 12/31/95                    2,342,200      $0.75 to $2.00
     Granted                              745,000      $1.00 to $1.40
     Exercised                            (50,000)     $1.00
     Terminated                        (1,361,000)     $0.75 to $1.25
                                       ----------
Outstanding 12/31/96                    1,676,200      $1.00 to $2.00
                                       ==========

Subsequent to year end the Company has issued an additional 1,500,000 options to members of management exercisable at prices ranging from $1.25 to $1.30.

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which compensation cost is recognized based on the difference, it any, between the fair value of the Company's stock at the time of option grant and the amount the employee must pay to acquire the stock. The Company's options have been issued at fair market value at the time of grant. Had compensation cost for the incentive and nonqualifed options been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock - Based Compensation (SFAS
123), the Company's pro forma net loss and net loss per share for the years ended December 31, are as follows:

                                                1996          1995
                                            -------------------------
     Reported Net Income (Loss)             $  61,625      $(344,978)
     Proforma Net Loss                      $(420,925)     $(706,692)

     Reported Net Income (Loss) Per Share      $   --         $(0.02)
     Proforma Net Loss Per Share               $(0.03)        $(0.05)

In accordance with the requirements of SFAS 123, this method of accounting has not been applied to options granted prior to the fiscal year beginning January 1, 1995. The resulting pro forma compensation cost may be representative of that to be expected in future years

The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: risk-free interest rates of 6.5% expected dividend yields of 0%, expected lives of three years from the date of grant, and expected price volatility ranging from 69% to 200% for the options granted in 1995 and 1996.

On May 11, 1995, the Company agreed to issue to each of two directors/officers of the Company 600,000 Warrants to purchase Common Stock, in consideration for limited personal guarantees to be provided in connection with the revolving credit facility. Each Warrant entitles the holder to purchase one share of Common Stock of the Company at a price of $1.0625 per share until May 11, 2000.


10.  Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made cash payments for interest of $272,978, $87,189, and $0 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company made cash payments for income taxes of $0, $75,000, and $56,640 for the years ended December 31, 1996, 1995, and 1994 respectively.

Supplemental Disclosure of Non-Cash Financing Activities

Redeemable Preferred Stock in the amounts of $1,000,000 and $200,000 was converted into Common Stock in the years ended December 31, 1995 and 1994, respectively.

Non-Cash Transactions

During the years ended December 31, 1996 and 1995, the Company acquired approximately $124,000 and $939,000, respectively of telephone communications and other equipment with capital leases. The lease agreements were financed over three and five year periods.


11.  LITIGATION SETTLEMENTS

During 1995, the Company's dispute with Colonial Penn Group, Inc. and Colonial Penn Insurance Company (collectively "CPG") was favorably resolved , resulting in the reversal of an accounts payable in the amount of approximately $2,880,000. However, this benefit was substantially offset by the cost of unsuccessfully litigating the resultant AT&T case on the basis of anti-trust. The costs of litigation with AT&T incurred during 1995 approximated $850,000. These costs do not include the additional expense of approximately $305,000 of related expenses pertaining to the write-down of certain AT&T signal conversion equipment and accounts receivable written-off, which were attributable to AT&T services provided by the Company. In addition, AT&T was awarded a counter claim in the litigation in the amount of $669,000, pertaining to services utilized in prior years. As a result of settlement of these matters the Company recognized a net favorable impact of approximately $1,056,000 in 1995.