Form 10-K/A
period 1996-12-31
US WATS INC
filed 1997-04-30
CIK 862025

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K/A

                               AMENDMENT NO. 1
                          _________________________

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission File number 0-22944

                                US WATS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         New York                                    22-3055962
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, PA                                  19004
----------------------------------------      ----------
(Address of principal executive officers)     (Zip Code)

Registrant's telephone number, including area code       (610) 660-0100
                                                         --------------
Securities registered pursuant to Section 12(b) of the Act:      None
                                                               --------
Securities registered pursuant to Section 12(g) of the Act:

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 22, 1997, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average closing sale price, was approximately $11,296,526.

As of April 22, 1997, the registrant has 15,927,100 shares of common stock outstanding.

DESCRIPTION OF AMENDMENTS

     The Company has amended its Form 10-K for the fiscal year ended December 31, 1996 as follows:

Item 10. Director and Executive Officers of the Registrant.

     Item 10 has been set forth in its entirety herein.

Item 11. Executive Compensation.

     Item 11 has been set forth in its entirety herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Item 12 has been set forth in its entirety herein.

Item 13. Certain Relationships and Related Transactions.

     Item 13 has been set forth in its entirety herein.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Item 14 has been set forth in its entirety herein to amend Footnote 9 to the Financial Statements entitled "Stock Options and Warrants."

     All other information in the Form 10-K of the Company not set forth in this Form 10-K/A remains the same as filed with the Securities and Exchange Commission by the Company in its Form 10-K on March 31, 1997.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth information with respect to all of the incumbent directors of the Company at April 22, 1997.

Name                    Age   Position                         Director Since
-----------------------------------------------------------------------------
Kevin M. O'Hare        (36)   Director, President and Chief              1996
                              Executive Officer (1)

Stephen J. Parker      (58)   Vice Chairman and Secretary (2)            1989

Tansukh Ganatra        (53)   Director (3)                               1997

Murray Goldberg        (54)   Director (4)                               1996

(1) Kevin M. O'Hare served from 1995 to 1996 as the Corporate Executive Vice President of C-TEC, a publicly-held telecommunications company. Before joining C-TEC, Mr. O'Hare served in a general management capacity with ACC Long Distance Corp. from 1994 to 1995. From 1985 to 1993, Mr. O'Hare managed telephone companies for Rochester Telephone Corp. (now Frontier Corporation), including two local exchange carriers, Seneca Gorham Telephone Company and Ausable Valley Telephone Company. Mr. O'Hare was appointed a Director of the Company on December 16, 1996.

(2) Stephen J. Parker holds a Ph.D. from Ohio University. He was employed part-time by the Company from October 1989 until March 1990. He joined the Company full-time in March 1990 as Vice President of Operations. Prior to his employment with the Company, and in August 1989, Mr. Parker and Aaron Brown, a former Director, Chief Executive Officer and Treasurer of the Company, founded Parker Brown, Inc. ("PBI"), a broker-dealer that became licensed with the NASD in November 1990. PBI did not conduct any business, and Mr. Parker sold all of his interest in PBI in September 1991. Mr. Parker and Mr. Brown also founded Parker Brown Partners ("PBP") in August 1989. PBP was organized to operate as a branch office of Morgan Gladstone, a registered broker-dealer, and to provide investment banking and consulting services to start-up and development stage businesses. PBP operated as a branch office of Morgan Gladstone until April 1990. Mr. Parker is a former stockbroker, and in addition to his association with PBI and Morgan Gladstone in 1989-1990, he was employed as a stockbroker with Princeton Financial, and with Profile Investments, both in Philadelphia, during 1989. Mr. Parker was Executive Vice President of the Company until May 24, 1995 and Chief Operating Officer and Chairman of the Board from that date until December 16, 1996. He has been Vice Chairman since that date.

(3) Tansukh Ganatra currently serves as President and Chief Operating Officer for US LEC, a privately-held local exchange carrier in Charlotte, North Carolina. Prior to founding US LEC, Mr. Ganatra was employed by ACC Corp. during various periods from 1987 on. At ACC, Mr. Ganatra held various positions, including President and Chief Operating Officer and Executive Vice President, and Vice President of Engineering/Operations and President of ACC Long Distance Corp. Prior to joining ACC Corp., Mr. Ganatra held various positions with Rochester Telephone Corp. (now Frontier Corporation). Mr. Ganatra was elected a Director of the Company on February 11, 1997.

(4) Murray Goldberg, a shareholder of the Company since 1989, and an independent sales agent of the Company since 1993, is also currently employed as a sales agent for MEG Associates, a partnership, Mr. Goldberg also is the owner and a Vice-President of Jamco, Inc., a discount shoe distributor in Florida and the owner and Director of Doxs, Inc., an anaesthesia equipment developer and distributor. Prior to January 1993, Mr. Goldberg worked as an anesthesiologist at Paoli Memorial Hospital. From June 1994 until May 1996, he was an owner of Strathmore Bagel Franchise Company. Mr. Goldberg was elected a Director of the Company in November, 1996.

Executive Officers

The Company's executive officers are appointed by the Board of Directors and, except as described herein, hold office at the pleasure of the Board until their successors are appointed and have qualified. In addition to Messrs. O'Hare and Parker, both of whom serve as executive officers, the Company has three additional executive officers, David B. Hurwitz, Mark Mendes and Christopher J. Shannon. Mr. Hurwitz, the Executive President of Sales and Marketing of the Company, age 34, served from 1995 to 1996 as the Vice President of Sales and Marketing of Commonwealth Long Distance, a C-TEC company. Prior to the position with Commonwealth, he served as Executive Vice President and Chief Operating Officer of InterNet Communications Services, Inc. and as General Manager of FiberNet from 1992 to 1995. Both InterNet and FiberNet are affiliated with one another. From 1985 to 1992 Mr. Hurwitz held sales and sales management positions with RCI Long Distance, a subsidiary of Rochester Telephone Corp. (now Frontier Corporation). Mr. Mendes, the Chief Operating Officer of the Company, age 34, served as the Vice President, Service & Technology for ACCESS Teleconferencing International from 1995 to 1997. Prior to joining ACCESS, Mr. Mendes was Vice President of Engineering and Operations of Internet Communications Services, Inc. from 1993 to 1995, and a Director of Network Development at FiberNet from 1992 to 1993. From 1986 to 1992, Mr. Mendes was employed at Rochester Telephone in various management positions relating to service and maintenance of subscriber lines. Mr. Shannon, the Chief Financial Officer of the Company, age 36, served as the Director of Business Development for Teleglobe International Corporation in 1996. Prior to joining Teleglobe International, Mr. Shannon served as a Senior Manager with Price Waterhouse LLP's International Telecommunications Group from 1995 to 1996. In 1994, Mr. Shannon served as a merger and acquisition consultant with John Staurulakis, Inc., a Washington, DC, based telecommunications consulting firm. From 1984 to 1994, Mr. Shannon was employed at Rochester Telephone Corp. in various financial management positions and was involved in its acquisition program.


           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of ownership and reports of changes in ownership of the Company's Common Stock with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16(a). Based solely on its review of the copies of such forms received by it with respect of its fiscal year ended December 31, 1996, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% Shareholders were complied with.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the years ended December 31, 1994, 1995 and 1996, certain compensation paid or accrued by the Company for services by the named officers.


                         SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Long Term Compensation
                                                                            ------------------------------------------
                        Annual Compensation                                               Awards            Payouts
----------------------------------------------------------------------------------------------------------------------------------
Name                                                                Other       Restricted       Common                     All
and                                                                Annual          Stock          Stock       LTIP         Other
Principal                            Salary          Bonus          Comp.         Awards       Underlying    Payouts       Comp.
Position               Year            ($)            ($)            ($) (1)       ($)         Options (#)     ($)        ($) (2)
----------------------------------------------------------------------------------------------------------------------------------
Kevin M. O'Hare         '96            8,333          --             --             --         1,100,000       --           --
President and           '95              N/A          N/A            N/A            N/A            N/A         N/A          N/A
Chief Executive         '94              N/A          N/A            N/A            N/A            N/A         N/A          N/A
Officer (3)

Aaron R. Brown,         '96          165,000          --             --             --             --          --          1,116
Former Chief            '95          160,000          --             --             --           600,000(5)    --          1,932
Executive Officer       '94          149,063          --             --             --             --          --          1,070
and Treasurer (4)

Stephen J. Parker,      '96          165,000          --             --             --             --          --          2,065
Secretary (6)           '95          160,000          --             --             --           600,000(5)    --          4,332
                        '94          149,063          --             --             --             --          --          3,098

Mark Scully,            '96          150,000          --             --             --             --          --           --
Former President (7)    '95          100,000          --             --             N/A          850,000(8)    --           --
                        '94            N/A            N/A            N/A            N/A          150,000(9)    N/A          N/A

Ward G. Schultz         '96          121,666          --             --             --             --          --           --
Chief Financial         '95           94,000       37,500(11)        --             --           100,000       --           --
Officer (10)            '94           75,301          --             --             --           200,000       --           --


 (1) For 1994, 1995 and 1996 the aggregate amount of such Other Annual Compensation for each named officer is not reportable under SEC rules because such amount is the lesser of either $50,000 or 10% of the total salary for such named officer.

 (2) Includes amounts paid for life insurance of the named officer where the Company is not the beneficiary of the policy.

 (3) Mr. O'Hare became President and Chief Executive Officer of the Company on December 16, 1996.

 (4) Mr. Brown resigned his positions with the Company as Chief Executive Officer and Treasurer effective December 16, 1996, but remained a Director of the Company at the end of fiscal 1996.

 (5) On May 11, 1995, the Company agreed to issue each of Messrs. Brown and Parker warrants to purchase 600,000 shares of the Company's common stock in consideration for their limited personal guarantees provided in connection with the Company's revolving credit facility. The warrants were issued after the rescission of a transaction consisting of a stock grant and option cancellation described under "Item 13. Certain Relationships and Related Transactions."

 (6) Mr. Parker resigned his position with the Company as Chief Operating Officer on December 16, 1996.

 (7) Mr. Scully terminated employment as President of the Company on December 30, 1996.

 (8) Mr. Scully's options to purchase 850,000 shares of the Company's common stock terminated upon his termination as President on December 30, 1996.

 (9) Represents options to purchase 150,000 shares of the Company's common stock granted outside of any benefit plan granted to Olney Telecom, Inc. on December 12, 1994, as compensation for its services as an independent contractor. Mr. Scully, the sole owner of Olney Telecom, may be deemed to be the beneficial owner of such options and underlying shares.

(10) Mr. Schultz terminated employment as Chief Financial Officer of the Company on February 27, 1997.

(11) Represents the fair market value on April 27, 1995 ($.75 per share) of 50,000 shares of the Company's common stock awarded to Mr. Schultz as compensation for his services as an executive officer of the Company.

Option Grants In Last Fiscal Year

The following table summarizes the number of options granted to named officers during the year ended December 31, 1996. The Company did not grant any stock appreciation rights in 1996.

------------------------------------------------------------------------------------------------------------------------
                                                                                                Potential Realizable
                            Number of Shares of                                                   Value of Assumed
                               Common Stock        Percent of Total                             Annual Rates of Stock
                            Underlying Options      Options Granted    Exercise   Expiration   Price Appreciation for
Name                            Granted            in Fiscal Year(1)     Price      Date           Option Term(2)
------------------------------------------------------------------------------------------------------------------------
                                                                                                     5%         10%
------------------------------------------------------------------------------------------------------------------------
Kevin M. O'Hare                 600,000                  29%           $1.03125      12/16/01     $170,949    $377,753
                                125,000(3)                6%           $1.50000      12/16/01       $5,146     $48,230
                                125,000(3)                6%           $2.00000      12/16/01           $0          $0
                                125,000(3)                6%           $2.50000      12/16/01           $0          $0
                                125,000(3)                6%           $3.00000      12/16/01           $0          $0
------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown                     --                     --               --           --            --         --
------------------------------------------------------------------------------------------------------------------------
Stephen J. Parker                  --                     --               --           --            --         --
------------------------------------------------------------------------------------------------------------------------
Mark Scully                        --                     --               --           --            --         --
------------------------------------------------------------------------------------------------------------------------
Ward G. Schultz                    --                     --               --           --            --         --
------------------------------------------------------------------------------------------------------------------------

(1) Based upon options to purchase a total of 2,045,000 shares granted to all officers and employees of the Company in 1996 under its Amended and Restated Stock Option Plan or its predecessor plans.

(2) These amounts represent hypothetical gains that could be achieved for the respective stock options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

(3) Options to purchase a total of 500,000 shares of the Company's common stock were granted to Mr. O'Hare on December 16, 1996 and will vest upon the attainment of certain performance criteria. Each 150,000 share increment underlying the option becomes exercisable, or vests, provided the average of the closing bid and asked prices of the common stock equals or exceeds $1.50, $2.00, $2.50 and $3.00 per share, respectively, for at least thirty (30) consecutive trading days within the period ending on the third anniversary of the date of grant. In the event that the option shall have so vested, the per share exercise price shall equal the product of (i) the arithmetic mean of the closing bid and asked prices of the common stock for such thirty (30) day period, and (ii) 85%.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End
Option Values

The following table summarizes the number and value of unexercised options held by the named officers as of December 31, 1996. No named officer exercised any options in 1996.

-------------------------------------------------------------------------------------------------------------------
                      Number of        Value         Number of Shares of Common       Value of Unexercised
                        Shares        Realized                 Stock                   In-The-Money Options
                     Acquired on                  Underlying Unexercised Options            or Warrants
                      Exercise                    or Warrants at Fiscal Year-End       at Fiscal Year-End(1)
                                                 ------------------------------------------------------------------
                                                  EXERCISABLE    UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
NAME                                                   #              #                  $                $
-------------------------------------------------------------------------------------------------------------------
Kevin M. O'Hare         -0-             N/A        300,000(2)     800,000(3)          $65,625         $65,625
-------------------------------------------------------------------------------------------------------------------
Aaron R. Brown(4)       -0-             N/A        780,000(5)     120,000(6)          112,500           none
-------------------------------------------------------------------------------------------------------------------
Stephen J. Parker(4)    -0-             N/A        780,000(5)     120,000(6)          112,500           none
-------------------------------------------------------------------------------------------------------------------
Mark Scully(7)          -0-             N/A        150,000(8)        -0-               37,500           none
-------------------------------------------------------------------------------------------------------------------
Ward G. Schultz         -0-             N/A        130,000(9)     170,000(10)           5,000           20,000
-------------------------------------------------------------------------------------------------------------------

 (1) Based upon a market price of the Company's common stock on December 31, 1996 of $1.25 per share (last trading day in December 1996).

 (2) Represents options to purchase the common stock of the Company issued to Mr. O'Hare on December 16, 1996 under its Amended and Restated Stock Option Plan at a price of $1.03125 per share, which vested immediately.

 (3) Includes 300,000 options issued to Mr. O'Hare on December 16, 1996 under its Amended and Restated Stock Option Plan, at a price of $1.03125 per share, 150,000 of which will each vest in 1997 and 1998, respectively, and 500,000 options issued to Mr. O'Hare under the same plan which will vest in 125,000 share increments in accordance with certain stock price performance criteria described in footnote 3 to the Option Grant table, above.

 (4) Options to purchase 300,000 shares of the Company's common stock issued on September 1, 1993 to each of Messrs. Brown and Parker that vested upon the attainment of certain performance goals were terminated on December 16, 1996, the date Messrs. Brown and Parker resigned certain executive positions with the Company.

 (5) Includes options to purchase 180,000 shares of common stock issued on September 1, 1993 under the Company's 1993 Executive Stock Option Plan (the "Executive Plan", now consolidated with the Employee Compensation Stock Option Plan in the Amended and Restated Stock Option Plan) at an exercise price of $1.375 per share and warrants to purchase 600,000 shares of the Company's Common Stock issued on May 11, 1995 at $1.0625 per share (See "Item 13. Certain Relationships and Related Transactions").

 (6) Represents options to purchase 120,000 shares of common stock issued on September 1, 1993 under the Company's Executive Plan at a price of $1.375 per share.

 (7) Options to purchase 850,000 shares of common stock granted under the Executive Plan on May 1, 1995 with an exercise price of $.75 per share were terminated upon Mr. Scully's termination on December 30, 1996.

 (8) Represents options to purchase 150,000 shares of common stock granted to Olney Telecom, Inc., a company of which Mr. Scully is the sole owner, outside of any formal benefit plan as compensation for its services on December 19, 1994 at an exercise price of $1.00 per share.

 (9) Includes options to purchase 50,000 shares of common stock granted under the 1992 Employee Compensation Stock Option Plan on August 5, 1994 at an exercise price of $1.53 per share, options to purchase 60,000 shares of common stock granted under the Executive Plan on August 5, 1994 at an exercise price of $1.53 per share and options to purchase 20,000 shares of common stock granted under the Executive Plan on April 27, 1995 at an exercise price of $1.00 per share.

(10) Includes options to purchase 90,000 shares of common stock granted under the Executive Plan on August 5, 1994 at an exercise price of $1.53 per share and options to purchase 80,000 shares of common stock granted under the Executive Plan on April 27, 1995 at an exercise price of $1.00 per share.

Compensation of Directors

Directors who also serve as salaried employees of the Company do not receive any fees or salaries in addition to their compensation as employees. No compensation was paid to non-employee directors during 1996 for their services as directors.

Employment Agreements

The Company executed an Employment Agreement with Mr. O'Hare effective December 16, 1996. The Agreement is for a term of three years from the effective date and contains a cost of living increase of not less than the increase in the Consumer Price Index. The base salary payable to Mr. O'Hare is $200,000. In addition, Mr. O'Hare will be eligible to participate in the Company's profit sharing bonus pool to be implemented by the Company's Compensation Committee once such a committee is established. The pool, when created, will not exceed 7% of the Company's pre-tax income. If the bonus pool is not implemented before the first anniversary of the termination of the Agreement, then Mr. O'Hare will be entitled to receive a cash bonus equal to 3.5% of the Company's net pre-tax income. Under the Agreement, the Company is obligated to provide term life insurance in an amount of not less than two times Mr. O'Hare's annual yearly salary and an after-tax automobile allowance of $600 per month.

Mr. Parker has a seven year Employment Agreement terminating December 31, 2000, which is automatically renewable for an additional five years unless either party provides written notice of non-renewal no later than thirty (30) days prior to the expiration of the initial term. The contract provides for an annual base salary of not less than $165,000 subject to annual cost of living increases as measured by the growth in the Consumer Price Index--Urban Consumer, All Items, U.S. Cities' Average. Upon the death of Mr. Parker, the Company is obligated to pay his beneficiary his annual salary in effect at the time of his death for the remainder of the term of the agreement. Mr. Parker's Employment Agreement provides that Mr. Parker may not be terminated by the Company except for the conviction of a felony. Any costs of legal counsel engaged by Mr. Parker relating to the Company's failure to comply with the terms of the Employment Agreement will be paid by the Company.

Mr. Brown had an Employment Agreement that was substantially similar to the Employment Agreement the Company has with Mr. Parker, described above. Effective December 16, 1996, Mr. Brown released the Company from its obligations under the Agreement. On January 14, 1997, Mr. Brown entered into a Consulting Agreement with the Company. The Consulting Agreement, which is for a term of six years with an automatic extension of one year unless a party gives thirty-days written notice of its intent not to renew, provides that Mr. Brown will be compensated at a rate of $125,000 annually, to be increased each year in accordance with the Consumer Price Index.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 30, 1997 certain information regarding the beneficial ownership of the Company's Common Stock (a) by the only persons or groups of persons shown by the Securities and Exchange Commission records or the Company's own records to own beneficially more than 5% of the Company's Common Stock, and (b) by each director and named officer, and all directors and officers as a group. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of common stock. The Company also has outstanding a class of preferred stock known as the "9% Series of Preferred Stock." To the Company's knowledge, no officer or director of the Company owns any shares of such preferred stock.

Name and Address of Beneficial            Amount and Nature
Owner or Identity of Group           of Beneficial Ownership      Percent of Class(1)
------------------------------------------------------------------------------------------
Gold & Appel Transfer, S.A.                1,143,635                        7.2%
Omar Hodge Building
Wickhams Cay
Road Town
Tortula, British Virgin Islands

Kevin M. O'Hare                              310,000(2)                     1.9%
111 Presidential Boulevard
Suite 114
Bala Cynwyd, PA 19004

Stephen Parker                             2,930,000(3)                    17.5%
111 Presidential Boulevard
Suite 114
Bala Cynwyd, PA 19004

Aaron R. Brown                             2,580,000(4)                    15.4%
111 Presidential Boulevard
Suite 114
Bala Cynwyd, PA 19004

Murray Goldberg                            2,270,000                       14.3%
26 Anthony Drive
Malvern, PA 19355

Mark Scully                                  150,000(5)                       *
P.O. Box 9260
Incline, NV  89452

Ward G. Schultz                              180,000                        1.1%
1240 Turnbury Lane
North Wales, PA 19454

Tansukh Ganatra                                   --                          --
6523 Ashdale Place
Charlotte, NC  28215

All Directors and Executive Officers
  as a group (7 persons)                   6,066,000(6)                    34.5%

---------------
* Less than 1%

(1) Based on 15,927,100 shares of common stock outstanding on April 23, 1997. Shares which are not outstanding but which a person has the right to acquire within sixty (60) days of April 23, 1997, are considered as shares outstanding for purposes of computing the percentage of common stock owned by such person, but such shares are not deemed outstanding for purposes of computing the percentage of common stock owned by any other person.

(2) Includes 300,000 shares issuable to Mr. O'Hare upon exercise of options granted under the Company's Amended and Restated Stock Option Plan.

(3) Includes 180,000 shares issuable to Mr. Parker upon exercise of options granted under the Company's Executive Plan and 600,000 shares issuable upon exercise of warrants issued in consideration of Mr. Parker's limited personal guarantee of the Company's revolving credit facility (See "Item 13. Certain Relationships and Related Transactions").

(4) Includes 180,000 shares issuable to Mr. Brown upon exercise of options granted under the Company's Executive Plan and 600,000 shares issuable upon exercise of warrants issued in consideration of Mr. Brown's limited personal guarantee of the Company's revolving credit facility (See "Item
     13. Certain Relationships and Related Transactions").

(5) Represents 150,000 shares issuable to Olney Telecom, Inc., of which Mr. Scully is the sole owner.

(6) Includes shares issuable to Messrs. O'Hare and Parker upon the exercise of options and warrants described in notes 2 and 3 as well as shares issuable to Messrs. Hurwitz (200,000), Mendes (170,000) and Shannon (170,000) upon the exercise of options.

Item 13. Certain Relationships and Related Transactions

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation ("Century") for a revolving credit facility of $2,000,000. The loan is for a period of two years, and is automatically renewable for two successive years. On April 27, 1995, the Company issued 500,000 shares of restricted Common Stock to each of Aaron R. Brown and Stephen J. Parker in consideration for their limited personal guarantee given to Century equal to 25% of the indebtedness incurred with Century. In connection with this transaction each of these two officers also terminated 420,000 Executive Stock Options. After review of the transaction by a Special Committee appointed by the Board of Directors, the issuance of the restricted stock and the cancellation of options was rescinded. In its place, the Company agreed to issue each of Messrs. Brown and Parker 600,000 warrants to purchase Common Stock of the Company in consideration for the limited personal guarantees given by each in connection with the credit facility.

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


                                Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Annual Report on form 10-K:

     (1)  Financial Statements
          --------------------

          See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.

     (2) Financial Statement Schedules require to be filed by Item 8 on this form:

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

(c)  Exhibits

Exhibit No. Description

 3.1      Certificate of Incorporation of Registrant*
 3.2      Amendment to Certificate of Incorporation*
 3.3      By-Laws of Registrant*
 4.1      Specimen Common Share Certificate*
10.1      DSC Marketing Services Supply Agreement**
10.2      Key Employees Incentive Stock Option Plan**
10.3      Employee Compensation Stock Option Plan**
10.4      Agreement of Lease for 3 Parkway, Philadelphia, PA**
10.6 Employment Agreement dated December 23, 1993, between US WATS, Inc. and Stephen J. Parker***
10.7 Loan and Security Agreement between US WATS, Inc. and Century Business Credit Corporation dated May 11, 1995****
10.8 Employment Agreements dated February 25, 1997, between US WATS, Inc. and David B. Hurwitz, Kevin M. O'Hare and Mark A. Mendes*****
10.9 Employment Agreement dated March 3, 1997, between US WATS, Inc. and Christopher J. Shannon

 * Filed as an exhibit with corresponding Exhibit No. to Registrant's post effective amendment No. 1 to Registration Statement on
          Form S-18, or previous Annual Report Form 10-K.
 **       Incorporated by reference to the December 31, 1992 Form 10-K
 ***      Incorporated by reference to the December 31, 1993 Form 10-K
 ****     Incorporated by reference to the June 30, 1995 Form 10-Q
 *****    Incorporated by reference to the February 25, 1997 Form 8-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   US WATS, INC.

                                   By: /s/Christopher J. Shannon
                                       --------------------------
                                       Christopher J. Shannon
                                       Chief Financial Officer

April 30, 1997
                                    13

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

March 28, 1997, except for note 9 for which the date is April 29, 1997.

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

BARATZ & ASSOCIATES, P.A.
Marlton, New Jersey

March 8, 1995

                       US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                          December 31,
                                                  --------------------------
                                                      1996           1995
-----------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                       $1,455,186    $   680,834
  Accounts receivable, net of allowance for
    doubtful accounts of $672,058 for 1996
    and $268,921 for 1995                          6,513,899      4,900,066
 Prepaid expenses and other                          137,325        107,191
                                                 -----------    -----------
      Total Current Assets                         8,106,410      5,688,091
                                                 -----------    -----------

Property and Equipment
  Telecommunications equipment                     3,773,459      3,046,877
  Equipment                                        1,356,609      1,231,346
  Software                                           610,286        484,199
  Office furniture and fixtures                      130,003        119,630
  Leasehold improvements                              35,226         35,226
                                                 -----------    -----------
                                                   5,905,583      4,917,278
Less accumulated depreciation and amortization     2,305,565      1,426,463
                                                 -----------    -----------

      Total Property and Equipment                 3,600,018      3,490,815
                                                 -----------    -----------

Other assets, principally deposits                   285,931        321,455
                                                 -----------    -----------
                                                 $11,992,359    $ 9,500,361
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


9. Stock Options And Warrants

Under the Company's stock option plans, options may be granted to officers and employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of December 31, 1996, 2,414,040 of the outstanding stock options were exercisable under the plans. The exercise prices of the outstanding options represented the fair market value at dates of grant.

A summary of the Company's stock option plans activity for common shares as well as additional non-plan options for the three years ended
December 31, 1996 follows:

                            Number of Shares       Option Price Per Share
                            ----------------       ----------------------
Outstanding 1/1/94            1,887,300                $1.00 to $1.25
   Granted                      615,000                $1.53
   Exercised                     (4,100)               $1.25
   Terminated                  (348,700)               $1.25
                             ----------
Outstanding 12/31/94          2,149,500                $1.00 to $1.53
   Granted                    2,182,500                $0.75 to $2.00
   Exercised                   (111,000)               $1.00 to $1.875
   Terminated                (1,028,800)               $1.00 to $2.00
                             ----------
Outstanding 12/31/95          3,192,200                $0.75 to $2.00
   Granted                    2,045,000                $1.00 to $3.00
   Exercised                    (50,000)               $1.00
   Terminated                (1,361,000)               $0.75 to $1.25
                             ----------
Outstanding 12/31/96          3,826,200                $1.00 to $3.00
                             ==========

Subsequent to year end, the Company has terminated 800,000 outstanding options with members of management at prices ranging from $1.50 to $3.00. In 1997, the Company has issued an additional 1,500,000 options to members of management exercisable at prices ranging from $1.22 to $1.30.

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which compensation cost is recognized based on the difference, if any, between the fair value of the Company's stock at the time of option grant and the amount the employee must pay to acquire the stock. The Company's options have been issued at fair market value at the time of grant. Had compensation cost for the incentive and non-qualified options been determined consistent with Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's pro forma net loss and net loss per share for the years ended December 31 are as follows:

                                            1996               1995
                                            ----               ----
Reported Net Income                     $  61,625         $   (344,978)
Proforma Net Loss                       $(503,163)        $ (1,806,162)
Reported Net Income (Loss) Per Share    $     --          $      (0.02)
Proforma Net Loss Per Share             $   (0.03)        $      (0.12)

In accordance with the requirements of SFAS 123, this method of accounting has not been applied to options granted prior to the fiscal year beginning January 1, 1995. The resulting pro forma compensation cost may be representative of that to be expected in future years.

The fair values of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: risk-free interest rates of 6.5%, expected dividend yields of 0%, expected lives of three years from the date of grant, and expected price volatility ranging from 69% to 200% for the options granted in 1995 and 1996.

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