Form 10-K/A
period 1996-12-31
US WATS INC
filed 1997-05-12
CIK 862025

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                          FORM 10-K/A

                        AMENDMENT NO. 2
                   _________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                 Commission File number 0-22944

                         US WATS, INC.
                         --------------
     (Exact name of registrant as specified in its charter)

     New York                                 22-3055962
------------------------------        ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, PA                                   19004
----------------------------------------        ----------
(Address of principal executive officers)       (Zip Code)

Registrant's telephone number, including area code (610) 660-0100
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock ($0.001 par value)
                -------------------------------
                        (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 8, 1997, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average closing sale price, was approximately $11,496,394.

As of May 8, 1997, the registrant has 15,927,100 shares of common stock outstanding.

                   DESCRIPTION OF AMENDMENTS

     The Company has amended its Form 10-K for the fiscal year ended December 31, 1996 in this 10-K/A Amendment No. 2 as follows:


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Item 14 has been amended to add Exhibit 27, "Financial Data Schedule."

     All other information in the Form 10-K of the Company not set forth in this Form 10-K/A or in the 10-K/A Amendment No. 1 remains the same as filed with the Securities and Exchange Commission by the Company in its Form 10-K on March 31, 1997.

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

(c)  Exhibits

Exhibit No.    Description

 3.1     Certificate of Incorporation of Registrant*
 3.2     Amendment to Certificate of Incorporation*
 3.3     By-Laws of Registrant*
 4.1     Specimen Common Share Certificate*
10.1     DSC Marketing Services Supply Agreement**
10.2     Key Employees Incentive Stock Option Plan**
10.3     Employee Compensation Stock Option Plan**
10.4     Agreement of Lease for 3 Parkway, Philadelphia, PA**
         10.6 Employment Agreement dated December 23, 1993,
         between US WATS, Inc. and Stephen J. Parker***
         10.7 Loan and Security Agreement between US WATS, Inc.
         and Century Business Credit Corporation dated May 11, 1995****
         10.8 Employment Agreements dated February 25, 1997,
         between US WATS, Inc. and David B. Hurwitz, Kevin M.
         O'Hare and Mark A. Mendes*****
         10.9 Employment Agreement dated March 3, 1997, between
         US WATS, Inc. and Christopher J. Shannon
  27     Financial Data Schedule

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


                              US WATS, INC.

                              By:  /s/Christopher J. Shannon
                                   -------------------------------
                                       Christopher J. Shannon
                                       Chief Financial Officer


May 8, 1997

                         Exhibit Index



Exhibit No.    Description

   27          Financial Data Schedule