Form 10-Q
period 1997-03-31
US WATS INC
filed 1997-05-15
CIK 862025

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                Commission File Number:  0-22944

                         US WATS, INC.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

      New York                                      22-3055962
-------------------------------     -------------------------------------
(State or other jurisdiction of     (I.R.S.  Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, Pennsylvania                           19004
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

                         (610) 660-0100
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
   ---------------------------------------------------------------
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

                                  Outstanding at
                   Common Stock   May 7, 1997
                   ------------------------------
                     $.001        15,927,100

                 US WATS, INC. AND SUBSIDIARIES
                           FORM 10-Q

                             INDEX

                                                                 Page (s)
                                                                 --------
PART I
------

FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheets~
        March 31, 1997 (unaudited) and December 31, 1996           3 - 4

      Consolidated Statements of Operations~
        Three Months Ended March 31, 1997 and 1996 (unaudited)        5

      Consolidated Statements of Cash Flows~
        Three Months Ended March 31, 1997 and 1996 (unaudited)        6

      Notes to Consolidated Financial Statements (unaudited)        7 - 10

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          11 - 12

Item 3. Quantitative and Qualitative Disclosures About
      Market Risk                                                     12

PART II
-------

OTHER INFORMATION                                                    13

SIGNATURE PAGE                                                       14

PART I
------
Financial Information

Item 1.
-------
Financial Statements

                 US WATS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                           (unaudited)
                                                    March 31,     December 31,
                                                      1997           1996
                                                 -----------------------------
     Assets
     ------

Current Assets
  Cash and cash equivalents                      $   768,160      $ 1,455,186
  Accounts receivable, net of allowance for
     doubtful accounts of $648,026 for 1997,
     and $672,058 for 1996                         8,779,756        6,513,899
  Prepaid expenses and other                         185,807          137,325
                                                 -----------      -----------
     Total Current Assets                          9,733,723        8,106,410
                                                 -----------      -----------

Property and Equipment
  Telecommunications equipment                     3,792,692        3,773,459
  Equipment                                        1,443,145        1,356,609
  Software                                           622,004          610,286
  Office furniture and fixtures                      130,003          130,003
  Leasehold improvements                              35,226           35,226
                                                 -----------      -----------
                                                   6,023,070        5,905,583
  Less accumulated depreciation and amortization   2,548,182        2,305,565
                                                 -----------      -----------
     Total Property and Equipment, net             3,474,888        3,600,018
                                                 -----------      -----------
Other assets, principally deposits                   273,338          285,931
                                                 -----------      -----------
                                                 $13,481,949      $11,992,359
                                                 ===========      ===========


The accompanying notes are an integral part of these financial statements.

                 US WATS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                           (unaudited)
                                                      March 31,    December 31,
                                                        1997           1996
                                                    ---------------------------
     Liabilities and Shareholders' Equity
     ------------------------------------

Current Liabilities
  Note payable                                       $2,017,131     $1,196,860
  Capital lease obligations, current portion            201,163        194,472
  Accounts payable                                    6,894,776      6,378,296
  Accrued commissions                                 1,227,246        918,129
  Accrued expenses and other                            572,121        553,445
  State and Federal taxes payable                       973,551        963,372
  Deferred revenue                                       90,101        116,222
                                                    -----------    -----------
     Total Current Liabilities                       11,976,089     10,320,796
                                                    -----------    -----------

Long-Term Liabilities
  Capital lease obligations, net of current portion     453,811        509,224
                                                    -----------    -----------

Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
  150,000 shares, issued and outstanding:
  30,000 shares in 1997, 30,000 shares in 1996
  Redemption value:  $11.00 per share                   330,000        300,000
                                                    -----------    -----------

Common Shareholders' Equity
  Common stock, $001 par, authorized
  30,000,000 shares; issued:
  15,927,100 shares in 1997
  15,902,100 shares in 1996                              15,927         15,902
  Additional paid-in capital                          2,618,325      2,623,350
  Accumulated Deficit                                (1,911,953)    (1,776,663)
                                                    -----------    -----------
                                                        722,299        862,589

Common stock held in treasury
  (250,000 shares), at cost                                (250)          (250)
                                                    -----------    -----------
                                                        722,049        862,339
                                                    -----------    -----------
                                                    $13,481,949    $11,992,359
                                                    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                 US WATS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)
                                                        Three Months Ended
                                                              March 31,
                                                         1997           1996
                                                     --------------------------

Revenues                                             $13,507,072    $ 8,924,291
Cost of sales                                          9,622,812      5,752,320
                                                     -----------    -----------
Gross profit                                           3,884,260      3,171,971

Selling, general and administrative expenses           3,956,961      2,974,482
                                                     -----------    -----------
Income (loss) from operations                            (72,701)       197,489

Other Income (expense)
  Interest income                                         19,085          7,080
  Interest expense                                       (74,924)       (60,828)
                                                     -----------    -----------
Income (loss) before income taxes                       (128,540)       143,741

Income taxes                                                  --             --
                                                     -----------    -----------
Net income (loss) before preferred dividends            (128,540)       143,741

Preferred dividends earned                                 6,750          6,750
                                                     -----------    -----------
Net income (loss) available to common shareholders   $  (135,290)    $  136,991
                                                     ===========    ===========
Earnings (loss) per share available
  to common shareholders:                            $      (.01)    $      .01
                                                     ===========    ===========
Weighted Average Number of Shares
  Outstanding in Computation                          15,922,649     15,852,100
                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.

                 US WATS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Three Months Ended
                                                                March 31,
                                                             1997        1996
                                                          ---------------------

OPERATING ACTIVIES
  Net income (loss) before preferred dividends            $(128,540)  $ 143,741
  Adjustments to reconcile net income (loss)
  to net cash provided by (used-in) operating activities
     Depreciation and amortization                          255,414     216,038
     Provision for bad depts                                  4,669     102,659
    Changes in assets and liabilities which provided
     (used) cash:
         Accounts receivable                             (2,270,526) (1,340,031)
         Prepaid expenses and other                         (48,482)    (38,373)
         Other assets                                          (205)    (22,797)
         Deferred revenue                                   (26,121)     26,842
          Accounts payable and accrued expenses             844,275   1,338,989
          State and Federal Taxes payable                    10,179      34,295

  Net cash provided by (used in) operating activities    (1,359,337)    461,363
                                                         ----------  ----------

INVESTING ACTIVITIES
  Purchase of property and equipment                       (117,488)   (153,335)

  Net cash provided by (used in) investing activities      (117,488)   (153,335)
                                                         ----------  ----------

FINANCING ACTIVITIES
  Proceeds from stock option exercises                       25,000          --
  Increase (decrease) in notes payable net                  820,271       9,412
  Repayment of capital lease obligations                    (48,722)    (27,928)
  Preferred stock dividend                                   (6,750)     (6,750)
  Advance from officers                                          --     196,709

  Net cash provided by (used in) financing activities       789,799     171,443
                                                         ----------  ----------
Net increase (decrease) in cash                            (687,026)    479,471

Beginning cash                                            1,455,186     680,834
                                                         ----------  ----------
Ending cash                                              $  768,160  $1,160,305
                                                         ==========  ==========



The accompanying notes are an integral part of these financial statements.

                 US WATS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Background
--------------

US WATS, Inc. ("the Company") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards
(calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards),
International Callback and carrier termination services.   The
Company uses its own switches and facilities to originate, transport and terminate calls for customers located in the Mid-Atlantic region as well as all of California with the exception for select Independent Telephone Company territories. Approximately 85% of the calls billed by the Company each month are processed through the Company's own switches. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

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

The Company differentiates itself from a price-only sales approach by offering various value-added services for its customers, provided by its customized proprietary software. The Company's outbound long distance services, inbound 800 services, cellular services, as well as paging and internet services are provided on one combined bill which includes various management reports. The Company believes its consultative approach to meeting its customers' needs distinguishes it from its larger competitors. All of the Company's customer support functions, such as customer service, credit and collections, and administrative services are centrally located at the Company's offices at 111 Presidential Boulevard, Suite 114, Bala Cynwyd, Pennsylvania 19004. The Company's telephone number at that location is (610) 660-0100.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1996.

2.  Summary of Significant Accounting Policies
----------------------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries, USW Corporation, USW Enterprises, Inc., and Carriers Group Inc., after elimination of all inter-company accounts, transactions and profits. The Company's investment as an internet service provider is accounted for under the cost method.


Revenue Recognition

The Company recognizes revenue based upon the customer's usage of services. The Company primarily bills its customers for service on a monthly basis, however, in some instances, it bills certain customers on a more frequent basis.


Cash and Cash Equivalents

The Company considers cash in its bank and repurchase agreements with a maturity of three months or less when purchased as cash and cash equivalents.

At certain times during the year, the Company has balances in its operating accounts that in the aggregate exceed the $100,000
Federal Deposit Insurance Corporation insurance limit.


Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

            Telecommunications equipment...... 7 years
            Furniture fixtures and other...... 5 years

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Earnings Per Common Share

Earnings (loss) per common share is based upon the weighted average number of common shares outstanding for the three months ended March 31, 1997 and March 31, 1996. The assumed exercise and/or conversion of preferred stock, options or warrants has not been included in the calculation of earnings (loss) per share for the three months ended March 31, 1997 and March 31, 1996.

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

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement will be effective for financial reporting purposes, for both interim and year-end financial statements ending after December 15, 1997. Management has not yet determined what impact, if any, application of this statement will have on the Company's financial statements.

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.

3.  Note Payable
----------------

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation for a revolving credit facility of $2,000,000. The loan was established for an initial period of two years, and was automatically renewed for two successive years on March 11, 1997. Interest on the loan is currently calculated at prime plus 3 3/4% with a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. In order to facilitate the Company's growth, it is currently in the process of establishing a higher line of credit.


4.   Litigation
---------------

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

Item 2.
-------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Revenue for the quarter ended March 31, 1997 increased approximately $4,583,000 (51%) over the quarter ended
March 31, 1996. Revenue for the quarter ended March 31, 1997 was the highest quarterly revenue experienced by the Company in its history. Approximately $2,617,000 (57%) of the increase was due to an increase in the Company's revenue derived from retail sales through the agent and reseller channels. The addition of three Agent Sales Managers throughout the country was a leading factor to the increase in revenue through the agent and reseller channels. These three Agent Sales Managers were strategically placed in locations designed to generate sales in areas where the Company has network facilities, thus allowing the Company to utilize its network more efficiently. In addition, approximately $1,928,000 (42%) of the overall revenue increase was derived from sales to other long distance carriers. The Company continues to grow its carrier sales in a manner that it believes increases network efficiency.

For the quarter ended March 31, 1997, Gross Profit as a percentage of revenue was approximately 29% versus 35% for the quarter ended March 31, 1996. The Company believes that decrease in gross profit margin is attributable to two main factors. First, the Company experienced a substantial increase in carrier sales revenue, increasing from approximately 12% of overall revenue for the quarter ended March 31, 1996 to approximately 22% for the quarter ended March 31, 1997. As a result of this increase the overall blended gross margin of the Company, as a percentage of revenue, declined. Secondly, during the first quarter of 1997, the Company's network utilization of overflow traffic to off-net carriers was less than optimal. This resulted in higher network costs during the first quarter. Senior management identified the issues to be corrected, and has implemented the necessary changes, although the full effect of the network changes are not anticipated to be realized until third quarter 1997. Despite the decrease in gross profit margins the overall gross profit increased approximately $712,000.

Selling, general, and administrative ("SG&A") expenses for the quarter ended March 31, 1997 increased approximately $983,000 over the amount incurred in the quarter ended March 31, 1996 but declined as a percentage of revenue from approximately 33% to 29%. The Company believes that increase in SG&A expense was substantially due to increases in commissions paid to resellers and agents and to increased salary and consulting expenses. The reduced ratio of SG&A expense to revenue is attributable to increased labor efficiencies, lower indirect overhead expenses and improved bad debt expense.

Interest expense for the quarter ended March 31, 1997 increased over the amount incurred in the quarter ended March 31, 1996 by approximately $14,000 due to the acquisition during 1996 of certain equipment financed with capital leases and advances on the Company's line of credit. The Company intends to continue to utilize and expand its debt facilities to provide working capital for its planned expansion and growth.

Income from operations for the quarter ended March 31, 1997 decreased approximately $270,000 versus first quarter ended March 31, 1996.
Net lost for the quarter ended March 31, 1997 was approximately $129,000, or $272,000 lower than net income for the first quarter ended March 31, 1996. The Company believes that change in operating results was substantially due to the effects of the Company's decreased gross margins as noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio also improved from .79:1.00 at December 31, 1996 to .81:1.00 at March 31, 1997. The
Company's cash balance decreased approximately $687,000 from its balance at December 31, 1996 primarily due to the following factors: 1) The Company reported a first quarter net loss of approximately $128,000; 2) In an effort to support the significant growth of International Callback revenue, International Callback Wholesalers were provided payment terms as opposed to prepaying for all their customer's monthly usage.
This had a one time effect on the Company's cash flow in the first quarter of 1997. Terms to these wholesalers will be reversed in the second quarter as the Company migrates International Callback Wholesalers once again to prepaying their customers monthly usage. The Company believes that new pre-payment terms will allow growth in the Company's International Callback revenue while limiting the Company's credit risk in providing International Callback service.

Accounts receivable net of the allowance for doubtful accounts increased approximately 30% from December 31, 1996 to March 31, 1997 versus a 15% increase in gross revenue for the quarter ended March 31, 1997 compared to the quarter ended December 31, 1996.
As a percentage of gross revenue, the Company was able to reduce the allowance for doubtful accounts in the first quarter of 1997 as a result of ongoing internal collection efforts. Bad Debt expense for the quarter ended March 31, 1997 was less than 1% of gross sales revenue.

The Company has been able to finance its growth to date with limited equity capital which has been sufficient for current needs. The Company's plans for continued growth includes both substantial internal growth and the potential acquisition of other long distance companies. In order to achieve the Company's plans for growth in the long distance business as well its entry into the local exchange arena, the Company will require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts.

Item 3.
------
Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II
-------
Other Information


Item 1.   Legal Proceedings

            None

Item 2.   Changes in Securities

            None.

Item 3.   Defaults upon Senior Securities

            None.

Item 4.   Submission of Matters to a Vote of Security Holders

            None

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



                              US WATS, Inc.
                              (Registrant)


                              By: /s/  Kevin M. O'Hare
                                  ------------------------------------
                                  KEVIN M. O'HARE,
                                  President & Chief Executive Officer,
                                  Treasurer, Director


                              By: /s/  Christopher J. Shannon
                                  -----------------------------------
                                  CHRISTOPHER J. SHANNON
                                  Chief Financial Officer



Dated:  May 14, 1997