Form 10-Q
period 1997-06-30
US WATS INC
filed 1997-08-14
CIK 862025

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                       Commission File Number:  0-22944

                                 US WATS, INC.
                             --------------------
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

                                (610) 660-0100
                             ---------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                               -----------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to
such filing requirements for the past 90 days.    YES  X    NO
                                                      ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                           Outstanding at
                        Common Stock       August 14, 1997
                        -------------    ----------------
                            $.001            15,927,100

                        US WATS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                       PAGE (S)
                                                                       --------
PART I
======
FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets--
               June 30, 1997 (unaudited) and December 31, 1996            3-4

          Consolidated Statements of Operations--(unaudited)
               Three and Six Months Ended June 30, 1997 and 1996           5

          Consolidated Statements of Cash Flows--(unaudited)
               Six Months Ended June 30, 1997 and 1996                     6

          Notes to Consolidated Financial Statements (unaudited)         7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      11-14


PART II
=======

OTHER INFORMATION                                                         15

SIGNATURE PAGE                                                            16

PART I
======
FINANCIAL INFORMATION

Item 1.
------
FINANCIAL STATEMENTS



                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                       June 30,    December 31,
                                                  1997 (unaudited)    1996
                                                  ---------------- ------------
ASSETS
------

Current Assets
  Cash and cash equivalents                         $   640,952     $ 1,455,186
  Accounts receivable, net of allowance for
    doubtful accounts of $495,660 for 1997,
    and $692,058 for 1996                            10,352,465       6,513,899
  Prepaid expenses and other                            149,036         137,325
                                                    -----------     -----------
    Total Current Assets                             11,142,453       8,106,410
                                                    -----------     -----------

Property and Equipment
  Telecommunications equipment                        3,814,783       3,773,459
  Equipment                                           1,488,448       1,356,609
  Software                                              638,728         610,286
  Office furniture and fixtures                         139,855         130,003
  Leasehold improvements                                 35,801          35,226
                                                    -----------     -----------
                                                      6,117,615       5,905,583
  Less accumulated depreciation and amortization      2,791,412       2,305,565
                                                    -----------     -----------
    Total Property and Equipment, net                 3,326,203       3,600,018
                                                    -----------     -----------

Other assets, principally deposits                      311,477         285,931
                                                    -----------     -----------

                                                    $14,780,133     $11,992,359
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements

                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                    June 30,       December 31,
                                                1997 (unaudited)      1996
                                                ----------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Note payable                                     $ 2,274,777     $ 1,196,860
  Capital lease obligations, current portion           258,983         194,472
  Accounts payable                                   7,669,131       6,378,296
  Accrued commissions                                1,406,100         918,129
  Accrued expenses and other                           481,929         553,445
  State and Federal taxes payable                    1,114,769         963,372
  Deferred revenue                                     117,840         116,222
                                                   -----------     -----------
      Total Current Liabilities                     13,323,529      10,320,796
                                                   -----------     -----------

Long-Term Liabilities
  Capital lease obligations, net of
    current portion                                    518,933         509,224
                                                   -----------     -----------

Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
  150,000 shares;  30,000 shares issued
    and outstanding in 1997 and 1996
  Redemption value:  $11.00 per share                  330,000         300,000
                                                   -----------     -----------

Preferred stock, $.01 par, authorized
  850,000 shares, none issued and outstanding               --              --

Common Shareholders Equity
  Common stock, $.001 par, authorized
    30,000,000 shares;
    issued 15,927,100 shares in 1997,
    and 15,902,100 shares in 1996                       15,927          15,902
  Additional paid-in capital                         2,618,325       2,623,350
  Deficit                                           (2,026,331)     (1,776,663)
                                                   -----------     -----------
                                                       607,921         862,589
Common stock held in treasury
  (250,000 shares), at cost                               (250)           (250)
                                                   -----------     -----------

Total Equity                                           937,671       1,162,339
                                                   -----------     -----------
                                                   $14,780,133     $11,992,359
                                                   ===========     ===========

The accompanying notes are an integral part of these financial statements

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                              Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                          ------------------------   --------------------------
                               1997        1996          1997           1996
                               ----        ----          ----           ----


Revenues                   $15,884,285  $9,429,335   $29,391,357    $18,353,626

Cost of sales               11,592,457   6,043,042    21,215,269     11,795,362
                           -----------  ----------   -----------    -----------
Gross profit                 4,291,828   3,386,293     8,176,088      6,558,264

Selling, general and
  administrative expenses    4,333,829   3,132,406     8,290,790      6,106,887
                           -----------  ----------   -----------    -----------
Income from operations         (42,001)    253,887      (114,702)       451,377

Other income (expense)
Interest income                 18,586      14,756        37,671         21,836
Interest expense                84,215      64,311       159,139        125,140
                           -----------  ----------   -----------    -----------
Total other income
  (expense)                    (65,629)    (49,555)     (121,468)      (103,304)

Income before income taxes    (107,630)    204,332      (236,170)       348,073

Income taxes                         0           0             0              0
                           -----------  ----------   -----------    -----------

Net income before
  preferred dividends         (107,630)    204,332      (236,170)       348,073


Preferred dividends earned       6,750       6,750        13,500         13,500
                           -----------  ----------   -----------    -----------

Net income available to
  common shareholders      $  (114,380) $  197,582   $  (249,670)   $   334,573
                           ===========  ==========   ===========    ===========

Earnings per common shares
  available to common
  shareholders             $      (.01) $      .01   $      (.02)   $       .02
                           ===========  ==========   ===========    ===========

Weighted average number
  of shares                 15,927,100  15,854,298    15,924,890     15,851,274
                           ===========  ==========   ===========    ===========


The accompanying notes are an integral part of these financial statements

                         US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          1997          1996
                                                      ------------------------

OPERATING ACTIVIES
  Net income (loss) before preferred dividends        $ (236,170)    $  348,073
                                                      ----------     ----------
  Adjustments to reconcile net income (loss)
  to net cash provided by (used-in)
  operating activities
    Depreciation and amortization                        506,419        439,950
    Provision for Bad Dept                               254,998        219,461
    Changes in assets and liabilities which
    provided (used) cash:
      Accounts receivable                             (4,093,564)    (1,830,822)
      Prepaid expenses and other                         (11,711)       (84,537)
      Other assets                                        (5,373)        (1,864)
      Deferred revenue                                     1,618             --
      Accounts payable and accrued expenses            1,707,288        707,995
      State and Federal Taxes payable                    151,397        199,166
                                                      ----------     ----------
  Net cash provided by (used in) operating
    activities                                        (1,725,098)        (2,578)
                                                      ----------     ----------

INVESTING ACTIVITIES
  Purchase of property and equipment                    (212,033)      (247,498)
                                                      ----------     ----------

  Net cash provided by (used in) investing
    activities                                          (212,033)      (247,498)
                                                      ----------     ----------

FINANCING ACTIVITIES
  Proceeds from stock option exercises                    25,000         25,000
  Increase (decrease) in notes payable                 1,077,920        381,593
  Repayment of capital lease obligations                  74,220        (70,278)
  Preferred stock dividend                               (13,500)       (13,500)
  Advance from officers                                       --        196,824
  Payment of lease acquisition costs                     (40,743)            --
                                                      ----------     ----------

  Net cash provided by (used in)
    financing activities                               1,122,897        519,639
                                                      ----------     ----------

Net increase (decrease) in cash                         (814,234)       269,563

Beginning cash and cash equivalents                    1,455,186        680,834
                                                      ----------     ----------

Ending cash and cash equivalents                      $  640,952     $  950,397
                                                      ==========     ==========


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

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K and Form 10-K/A for the year ended December 31, 1996.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

     Telecommunications equipment ......................7 years
     Furniture fixtures and other ......................5 years

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

Earnings Per Common Share

Earnings (loss) per common share is based upon the weighted average number of common shares outstanding for the three months and six months ended June 30, 1997 and June 30, 1996. The assumed exercise and/or conversion of preferred stock, options or warrants has not been included in the calculation of earnings (loss) per share for the three months and six months ended
June 30, 1997 and June 30, 1996.


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

The Financial Accounting Standards Board has issued SFAS No. 130. "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

The Financial Accounting Standards Board has issued SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is not required to adopt this standard until 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.


3.  NOTE PAYABLE
----------------

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation for a revolving credit facility of $2,000,000. The loan was established for an initial period of two years, and was automatically renewed for two successive years on March 11, 1997. Interest on the loan is currently calculated at prime plus 3.75% with a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of June 30, 1997, the Company's outstanding line of credit with Century Credit Corporation exceeds the facility's defined limit, however, the Company is currently in the process of negotiating a higher line of credit.

4.   LITIGATION
---------------
The Company is party, in the ordinary course of business, to litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such matters will materially effect the Company's financial condition or results of operations.

On June 13, 1997, Mark Scully, the former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action.

Item 2.
-------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues continued to increase over prior quarters rising approximately $2,377,000 (17.6%) over the level recorded for the quarter ended March 31, 1997, and by approximately $6,455,000 (68.5%) over the quarter ended June 30, 1996. Revenue for the quarter ended June 30, 1997 was the highest quarterly revenue in the Company's history. The latest rise in revenue was due to substantial increases in the Company's Carrier and Agent sales channels somewhat offset by a decline in International Callback sales revenue.

Second Quarter 1997 compared with Second Quarter 1996
-----------------------------------------------------

The Company's total revenue for the second quarter ended 1997 increased $6,455,000 over the second quarter ended June 30, 1996, or 68.5%. This increase was primarily due to an increase in revenue through the Carrier and Agent sales channels of approximately $3,477,000 (252%), and $3,002,000 (362%) , respectively. The Company's revenue through Switchless resale also increased approximately $817,000 or 147%. The increase in these sales channels were somewhat offset by decreases in revenues obtained through the reseller and direct sales channels which declined by $606,000 (18%) and $342,000 (22%), respectively.

The Company's gross profit for the second quarter ended 1997 increased approximately $905,000 over the second quarter ended June 30, 1996, or 27%. The decrease in gross profit margin is primarily attributable to the substantial increase in Carrier revenue, which increased from approximately 15% in the second quarter of 1996 to approximately 31% in the second quarter
of 1997.   In addition, during the second quarter of 1997, the Company's network utilization of overflow traffic to off-net carriers was less than optimal, resulting in higher network costs during the second quarter. Network inefficiencies were identified during the first and second quarter of 1997 and management believes that the full effect of the network changes necessary to correct such inefficiencies are not anticipated to be realized until the third quarter of 1997.

The Company is continually striving to improve its network efficiency in order to reduce its network cost per minute more rapidly than the market conditions
require retail rates per minute to be reduced.   For the period January 1997
to June 1997, the Company experienced reductions in its retail rate per minute for both domestic and international services of approximately 3.9% and 7.4%, respectively. In addition, the Company's carrier-wholesale rate per minute for domestic service decreased approximately 3.6%. The international carrier-wholesale rate increased slightly during the second quarter ended June 30, 1997 versus first quarter ended March 31, 1997, however, international costs per minute increased faster than international revenue per minute resulting in a decrease in international gross profit per minute from approximately
$.12 to $.096.

The gross profit margin for the quarter ended June 30, 1997 of 27%, decreased from the gross profit margin (36%) for the quarter ended June 30, 1996. This is a result of the lower retail rates driven in the marketplace as well as the impact of the Company's significant increase in sales of "lower-margin" carrier revenue as a percentage of its overall revenue.

Selling, General, and Administrative ("SG&A") expenses for the second quarter ended June 30, 1997 increased approximately $1,201,000, or 38.4% over the amount for the second quarter ended June 30, 1996. Of this increase, $791,000 was attributed to higher commission expense, $135,000 to higher bad debt expense, $90,000 to higher salaries, $35,000 to higher depreciation, with the remainder attributable to a variety of miscellaneous expenses. The increase in commission, bad debt and salaries expense are primarily a result of higher revenues. However, SG&A expense decreased as a percentage of revenue from 33.2% during the second quarter ended June 30, 1996 to 27.3% for the second quarter ended June 30, 1997. This was a result of the Company's ability to generate efficiencies from almost all SG&A expenses including salaries, depreciation, billing cost, etc.. Salaries declined as a percentage of revenue from 8.1% for the quarter ended June 30, 1996 to 5.4% for the quarter ended June 30, 1997, and billing cost declined from 1.2% of revenue for the quarter ended June 30, 1996 to 0.9% for the quarter ended June 30, 1997.

For the second quarter ended June 30, 1997, interest expense incurred by the Company exceeded amounts incurred during the second quarter ended June 30, 1996 by approximately $20,000 primarily due to higher borrowings against the Company's line of credit and the financing of additional capital asset acquisitions during late 1996 and 1997.

The Company recorded a net loss before preferred dividends for the quarter ended June 30, 1997 of approximately $107,600 versus net income of approximately $204,000 for the quarter ended June 30, 1996, a decrease of approximately $311,600. The net income reported in 1996 stems from the achievement of higher gross margins through the sale of a higher percentage of total revenue through the Company's Agent, Direct Sales, and Reseller sales channels. The decline in operating results is substantially due to lower network efficiencies and higher call transport costs, offset by improved overhead efficiencies and increased gross profit from increased revenue levels.

During the second quarter of 1997, the Company's recorded net loss before preferred dividends of approximately $107,600 compared favorably with its net loss of approximately $128,500 for the first quarter ended March 31, 1997, an increase of approximately $21,000, or 16.3%. The increase in operating results from the first quarter 1997 to the second quarter 1997 is substantially due to improved overhead efficiencies and increased gross profit from increased revenue levels.


Six Months 1997 compared with Six Months 1996
---------------------------------------------

The Company's total revenue for the six months ended June 30, 1997 increased approximately $11,000,000 over the six months ended June 30, 1996, or 60.1%. This increase was primarily due to an increase in revenue through the Carrier and Agent sales channels of approximately $5,403,000 (223%), and $5,273,000 (309%), respectively. The Company's revenue through Switchless resale also increased approximately $1,456,000 or 129%. The increase in these sales channels were somewhat offset by decreases in revenues obtained through the reseller and direct sales channels which declined by approximately $900,000 (14%) and $828,000 (25%), respectively.

The Company's gross profit for the six months ended June 30, 1997 increased approximately $1,618,000 over the six months ended June 30, or 24.7%.
However, the Company's gross profit margin declined from 35.7% for the six months ended June 30, 1996 to 27.8% for the six months ended June 30, 1997. The decrease in gross profit margin is primarily attributable to the substantial increase in Carrier revenue, which increased from approximately 13.2% of overall revenue as of the six months ended June 30, 1996 to approximately 26.6% of overall revenue in the six months ended June 30, 1997. In addition, during the six months ended June 30, 1997, the Company's network utilization of overflow traffic to off-net carriers was less than optimal, resulting in higher network costs during the second quarter. Network inefficiencies were identified during the first and second quarter of 1997 and management believes that the full effect of the network changes necessary to correct such inefficiencies are not anticipated to be realized until the third quarter of 1997.

SG&A expenses for the six months ended June 30, 1997 were approximately $2,184,000 higher than the amount incurred for the six months ended June 30, 1996. SG&A expense for the six months ended June 30, 1997 was 28.2% of revenue, whereas SG&A for the six months ended June 30, 1996 was 33.3%. This decline is a result of the same back-office efficiencies described above in the quarterly comparison. Year to date salary expense as a percentage of revenue declined whereas commission expense as a percentage of revenue increased slightly from its 1996 level.

Selling, General, and Administrative ("SG&A") expenses for the six months ended June 30, 1997 increased approximately $2,184,000, or 35.8% over the amount for the six months ended June 30, 1996. Of this increase, approximately $1,475,000 was attributed to higher commission expense, $195,000 to higher salaries, $190,000 to higher consulting services, $73,000 to higher billing costs, $72,000 to higher depreciation, $52,000 in recruiting expenses, $35,000 to higher bad debt expense, $35,000 in telephone expense, $35,000 in insurance expense, and $30,000 in public accounting/audit fees. The increase in commission, bad debt, and billing expense are primarily a result of the Company's higher revenue. The increase in consulting, recruiting and salary expense is a result of a the Company's changes in senior and middle management. The increase in insurance and public accounting/audit fees are a result of a new insurance policies and the addition of a "Big 6" accounting firm performing the annual audit and quarterly reviews.

For the six months ended June 30, 1997, interest expense incurred by the Company exceeded amounts incurred during the six months ended June 30, 1996 by approximately $35,000 primarily due to higher borrowings against the Company's line of credit and the financing of additional capital asset acquisitions during late 1996 and 1997.

The Company recorded a net loss before preferred dividends for the six months ended June 30, 1997 of approximately $236,000 versus net income of approximately $348,000 for the quarter ended June 30, 1996, a decrease of approximately $584,000. The higher net income reported in 1996 resulted from revenue generated through a different mix of sales channels producing higher margins. The decline in operating results in 1997 is substantially due to lower network efficiencies and higher call transport costs, offset by improved overhead efficiencies and increased gross profit from increased revenue levels.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio continued to improve during the second quarter ended June 30, 1997 to 0.84:1.00 from 0.81:1.00 for the first quarter ended March 31, 1997 and from 0.79:1.00 at December 31, 1996.

However, the Company's significant growth in revenue and improvement in working capital did not come without some cost. Operating income and gross profit margins declined as the Company increased its Carrier revenue as a
percentage of total revenue.   In addition, many of the Company's vendors have
tightened their credit policies and are now requiring shorter payment terms. As of the second quarter ended June 30, 1997, the Company's Average Days Sales Outstanding (adjusted for bill process time) was 52 days, relatively unchanged from the second quarter ended June 30, 1996. In contrast, the Company's Average Days Outstanding for Accounts Payable declined from approximately 55 days, as of the second quarter ended June 30, 1996 to 48 days of the second quarter ended June 30, 1997.

During the first six months of 1997, this change in cash flow, coupled with the Company's significant growth in Carrier revenue, and the requirement to extract continual efficiencies within the network resulted in the Company's need to increase its outstanding balance on its line of credit. Management anticipates that in order to support the rate of revenue growth recently experienced, as well as additional revenue growth from other product lines, the Company will require additional working capital needs beyond that created by operating cash flow and an expanded line of credit. As a result, the Company is planning to raise approximately $5 million in equity prior to the end of 1997. Due to the rapid growth of the Company's revenue, additional switching capacity will be required and the Company is currently evaluating its options in this regard.

As of the second quarter ended June 30, 1997, the Company's equity of $937,671 (Common and Preferred) does not meet the minimum level required ($1.0 million) by the NASDAQ Small Cap Market. The Company believes that the network changes implemented during the second quarter of 1997 will improve its earnings, therefore equity, enough to maintain its listing on the NASDAQ Small Cap Market. The Company is also preparing for the changes that NASDAQ has proposed to the SEC regarding changes in its listing requirements. Under the proposed new requirements, the minimum level of equity required for listing on the NASDAQ Small Cap Market will be $2.0 million. The NASDAQ market is currently awaiting approval from the SEC regarding its changes and expects to have a decision from the SEC by year-end 1997. Upon approval from the SEC, any company not meeting the new standards set by NASDAQ will have a grace period of six months to meet the new requirements.

The Company's management is currently pursuing an equity offering and believes that the level of equity that the Company anticipates raising
([plus or minus]$5.0 million) will provide the Company with such equity that it will not only meet NASDAQ's current equity requirements, but also it's new requirement listing anticipated to be finalized by year-end 1997. However, no assurance can be given as to the potential success of these efforts.

PART II
=======
OTHER INFORMATION


Item 1.   Legal Proceedings

               For a discussion of pending legal proceedings, see Note 4 to the Consolidated Financial Statements contained in this filing.


Item 2.   Changes in Securities

               On May 6, 1997, under rule 506 of Regulation D of the Securities and Exchange Act, the Company granted Bruce H. Luehrs, a consultant to US WATS, Inc., a warrant for the purchase of 50,000 shares of the Corporation's common stock at a purchase price of $1.03 per share. The warrant is exercisable over a period of five years and is subject to certain conditions.


Item 3.   Defaults upon Senior Securities

               None.


Item 4.   Submission of Matters to a Vote of Security Holders

               None.


Item 5.   Other Information

               None.


Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:  Financial Data Schedule

               (b)  Reports on Form 8-K:  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         US WATS, Inc.
                         (Registrant)


                         By:  /s/  Kevin M. O'Hare
                              -----------------------------------
                              KEVIN M. O'HARE,
                              Chief Executive Officer, Director


                         By:  /s/  Christopher J. Shannon
                              -----------------------------------
                              CHRISTOPHER J. SHANNON,
                              Chief Financial Officer



Dated:  August 14, 1997