Form 10-Q
period 1997-09-30
US WATS INC
filed 1997-11-14
CIK 862025

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                      Commission File Number:  0-22944

                                US WATS, INC.
                               ---------------
           (Exact name of Registrant as specified in its charter)

             New York                             22-3055962
-------------------------------     -------------------------------------
(State or other jurisdiction of      (I.R.S.  Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, Pennsylvania                            19004
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

                               (610) 660-0100
             ---------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
             ---------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO
                                  ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                Outstanding at
           Common Stock                        November 14, 1997
          --------------                      ------------------
               $.001                              15,989,100

                       US WATS, INC. AND SUBSIDIARIES
                                  FORM 10-Q

                                    INDEX

                                                                     PAGE (S)
PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets--
          September 30, 1997 (unaudited) and December 31, 1996          3-4

     Consolidated Statements of Operations--(unaudited)
          Three and Nine Months Ended September 30, 1997 and 1996        5

     Consolidated Statements of Cash Flows--(unaudited)
          Nine Months Ended September 30, 1997 and 1996                  6

     Notes to Consolidated Financial Statements (unaudited)            7-11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                12-14


PART II

OTHER INFORMATION                                                       15

SIGNATURE PAGE                                                          16

PART I
FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS



                       US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                 1997 (unaudited)     1996
                                                 ----------------  ------------
          ASSETS

Current Assets
  Cash and cash equivalents                           $730,256     $1,455,186
  Accounts receivable, net of allowance for
    doubtful accounts of $768,691 for 1997,
    and $672,058 for 1996                            9,895,850      6,513,899
  Prepaid expenses and other                           159,707        137,325
                                                   -----------     ----------
      Total Current Assets                          10,785,813      8,106,410
                                                   -----------     ----------

Property and Equipment
  Telecommunications equipment                       3,871,638      3,773,459
  Equipment                                          1,577,875      1,356,609
  Software                                             643,935        610,286
  Office furniture and fixtures                        155,553        130,003
  Leasehold improvements                                36,432         35,226
                                                   -----------     ----------
                                                     6,285,433      5,905,583
  Less accumulated depreciation and amortization     3,037,006      2,305,565
                                                   -----------     ----------

     Total Property and Equipment, net               3,248,427      3,600,018
                                                   -----------     ----------

Other assets, principally deposits                     212,031        285,931
                                                   -----------     ----------

                                                   $14,246,271    $11,992,359
                                                   ===========    ===========




The accompanying notes are an integral part of these financial statements.

                         US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                1997 (unaudited)     1996
                                                ----------------  -------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Note payable                                      $2,051,201     $1,196,860
  Capital lease obligations, current portion           268,265        194,472
  Accounts payable                                   8,230,168      6,378,296
  Accrued commissions                                1,330,563        918,129
  Accrued expenses and other                           580,157        553,445
  State and Federal taxes payable                    1,245,540        963,372
  Deferred revenue                                     103,489        116,222
                                                   -----------    -----------
      Total Current Liabilities                     13,809,383     10,320,796
                                                   -----------    -----------

Long-Term Liabilities
  Capital lease obligations, net of current portion    448,656        509,224
                                                   -----------    -----------

Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
  150,000 shares;  30,000 shares issued
    and outstanding in 1997 and 1996
  Redemption value:  $11.00 per share                  330,000        300,000
                                                   -----------    -----------

Preferred stock, $.01 par, authorized
  850,000 shares, none issued and outstanding               --             --

Common Shareholders? Equity
  Common stock, $.001 par, authorized
    30,000,000 shares;
    issued 15,989,100 shares in 1997,
    and 15,902,100 shares in 1996                       15,989         15,902
  Additional paid-in capital                         2,684,138      2,623,350
  Deficit                                           (3,041,645)    (1,776,663)
                                                   -----------    -----------
                                                      (341,518)       862,589
Common stock held in treasury
  (250,000 shares), at cost                               (250)          (250)
                                                   -----------    -----------

Total Equity                                           (11,768)     1,162,339
                                                   -----------    -----------

                                                   $14,246,271    $11,992,359
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                      US WATS, INC AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)


                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                              ------------------------     ------------------------
                                                  1997         1996            1997          1996
                                                  ----         ----            ----         ----
Revenues                                      $13,911,630  $10,222,492     $43,302,987   $28,576,118

Cost of sales                                  10,505,021    7,017,683      31,720,290    18,813,045
                                              -----------   ----------      ----------   -----------

Gross profit                                    3,406,609    3,204,809      11,582,697     9,763,073

Selling, general and administrative expenses    4,337,847    3,051,169      12,628,637     9,158,056
                                              -----------   ----------      ----------   -----------

(Loss) income from operations                    (931,238)     153,640      (1,045,940)      605,017

Other income (expense)
  Interest income                                  14,642       19,607          52,313        41,444
  Interest expense                                 91,966       76,633         251,105       201,773
                                              -----------   ----------      ----------   -----------
  Total other income (expense)                    (77,324)     (57,026)       (198,792)     (160,329)

(Loss) income before income taxes              (1,008,562)      96,614      (1,244,732)      444,688

Income taxes                                            0            0               0             0
                                              -----------   ----------      ----------   -----------

Net (loss) income before preferred dividends   (1,008,562)      96,614      (1,244,732)      444,688


Preferred dividends earned                          6,750        6,750          20,250        20,250

Net (loss) income available to
  common shareholders                         $(1,015,312)     $89,864     $(1,264,982)     $424,438
                                              ===========   ==========     ===========   ===========

Earnings per common shares available
to common shareholders                              $(.06)        $.01           $(.08)         $.03
                                              ===========   ==========      ==========   ===========


Weighted average number of shares              15,935,187   15,897,752      15,927,170    15,870,299
                                              ===========   ==========      ==========   ===========

The accompanying notes are an integral part of these financial statements.

                              US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                              1997            1996
                                                          ----------------------------

OPERATING ACTIVITIES
  Net income (loss) before preferred dividends             $(1,244,732)      $444,688
  Adjustments to reconcile net income (loss)
  to net cash provided by (used-in) operating activities
    Depreciation and amortization                              756,386        679,226
    Provision for bad debts                                    555,015        367,614
    Changes in assets and liabilities which provided
    (used) cash:
      Accounts receivable                                   (3,952,965)    (2,167,680)
      Prepaid expenses and other                               (22,382)       (26,376)
      Other assets                                              89,700         (1,862)
      Deferred revenue                                           3,266             --
      Accounts payable and accrued expenses                  2,291,016        824,263
      State and Federal Taxes payable                          282,168        235,737
                                                           -----------    -----------

  Net cash provided by (used in) operating activities       (1,242,528)       355,610
                                                           -----------    -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                          (379,852)      (338,115)

  Net cash provided by (used in) investing activities         (379,852)      (338,115)
                                                           -----------    -----------

FINANCING ACTIVITIES
  Proceeds from stock option exercises                          90,875         50,000
  Increase (decrease) in notes payable net                     854,343        521,397
  Repayment of capital lease obligations                        13,225       (116,100)
  Preferred stock dividend                                     (20,250)       (20,250)
  Advance from officers                                             --        196,824
  Payment of lease acquisition costs                           (40,743)            --
                                                           -----------    -----------

  Net cash provided by (used in) financing activities          897,450        631,871
                                                           -----------    -----------

Net increase (decrease) in cash                               (724,930)       649,366

Beginning cash and cash equivalents                          1,455,186        680,834
                                                           -----------    -----------

Ending cash and cash equivalents                              $730,256     $1,330,200
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

The Company differentiates itself from a price-only sales approach by offering various value-added services for its customers, provided by its customized proprietary software. The Company's outbound long distance services, inbound 800 services, cellular services, as well as paging and internet services are provided on one combined bill which includes various management reports. The Company believes its consultative approach to meeting its customers' needs distinguishes it from its larger competitors. All of the Company's customer support functions, such as customer service, credit and collections, and administrative services are centrally located at the Company's offices at 111 Presidential Boulevard, Suite 114, Bala Cynwyd, Pennsylvania 19004. The Company's telephone number at that location is (610) 660-0100.
The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

     Telecommunications equipment........................... 7 years
     Furniture fixtures and other........................... 5 years

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

Earnings Per Common Share

Earnings (loss) per common share is based upon the weighted average number of common shares outstanding for the three months and nine months ended September 30, 1997 and September 30, 1996. The assumed exercise and/or conversion of preferred stock, options or warrants has not been included in the calculation of earnings (loss) per share for the three months and nine months ended September 30, 1997 and September 30, 1996, since the effect is anti-dilutive or not significant.


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

The Financial Accounting Standards Board has issued SFAS No. 130. "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal 1998. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

The Financial Accounting Standards Board has issued SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is not required to adopt this standard until 1998. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.


3.  NOTE PAYABLE

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation for a revolving credit facility of $2,000,000. The loan was established for an initial period of two years, and was automatically renewed for two successive years on March 11, 1997.
Interest on the loan is currently calculated at prime plus 3 3/4% with a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of September 30, 1997, the Company's outstanding line of credit with Century Business Credit Corporation exceeds the facility's defined limit. However, the Company is currently in the process of negotiating a higher line of credit.

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


5. CHANGES IN MANAGEMENT

Effective September 30, 1997, Kevin O'Hare, President and Chief Executive Officer, terminated his employment with the Company. Mr. O'Hare was immediately replaced by Stephen Parker as President and Chief Executive Officer. Upon termination Mr. O'Hare received severance pay of approximately $67,000 and 100,000 stock options at $1.03125 per share. Mr. O'Hare originally had a three year employment agreement effective December 16, 1996 including an additional 500,000 stock options at $1.03125 per share and 500,000 stock options at $1.30 per share. These additional stock options were relinquished as of September 30, 1997.

In October 1997, Mark Mendes, Chief Operating Officer, and Christopher Shannon, Chief Financial Officer terminated their employment with the Company. Mr. Mendes and Mr. Shannon each had a three year employment agreement -- their termination agreements entitled them to receive severance pay in the amount of $54,000 and $52,000 respectively. Also upon termination, Mr. Mendes received 56,667 stock options at $1.25 per share and Mr. Shannon received 56,667 stock options at $1.219 per share. At termination, each relinquished 293,333 stock options at the same price.


6. SUBSEQUENT EVENTS

On October 28, 1997, the Company entered into an Agreement and Plan of Merger with ACC Corp. and a wholly-owned subsidiary of ACC Corp., pursuant to which ACC Corp. will issue approximately $46 million worth of its Common Stock to holders of US WATS capital stock, and US WATS will become a wholly-owned subsidiary of ACC Corp. The number of shares to be issued to the holders of US WATS capital stock will be calculated using a price of $2.48 per share of US WATS Common Stock, subject to certain adjustments. The merger is subject to the satisfaction of certain conditions, including that the merger be treated as a pooling of interests. (See footnote #5, Changes in Management)

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues for the quarter ended September 30, 1997 increased approximately $3,689,000 (36.1%) over the level recorded for the quarter ended September 30, 1996, but declined by approximately $1,973,000 (12.4%) over the quarter ended June 30, 1997. The decline in revenue for the quarter ended September 30, 1997 was the Company's first decrease in quarterly revenue since its inception. The decrease in revenue was due to substantial decreases in the Company's wholesale sales channels, mostly carrier sales.

Three months ended September 30, 1997 as compared with Three months ended September 30, 1996

The Company's total revenue for the third quarter ended 1997 increased $3,689,000 over the third quarter ended September 30, 1996, or 36.1%. This increase was primarily due to an increase in revenue through the carrier and agent sales channels of approximately $1,975,000 (97%), and $1,615,000 (35%) respectively. The Company's revenue through switchless resale also increased approximately $653,000, or 112%. The increase in these sales channels were due to aggressive sales to other carriers and employing four regional agent sales managers in the fourth quarter of 1996. The increase in these sales channels was somewhat offset by a decrease in revenue obtained through the direct, cellular and International Callback sales channels of approximately $329,000 (22%), $139,000 (20%) and $87,000 (10%) respectively.

The Company's gross profit for the third quarter ended 1997 increased approximately $202,000 over the third quarter ended September 30, 1996, or 6.3%. The Company's gross profit margin decreased to 24.5% for the quarter ended September 30, 1997 from 31.4% for the quarter ended September 30, 1996. The decrease in gross profit margin is primarily due to the substantial increase in carrier revenue, which increased from approximately 20% of overall revenue in the third quarter of 1996 to approximately 29% in the third quarter of 1997. Carrier revenue generates a much lower margin than the retail products, but is a necessary component of utilizing network facilities. In addition, in the third quarter of 1997, one carrier accumulated $1,300,000 in charges of which it was unable to pay $750,000. The Company was forced to collect these charges through a reciprocal traffic arrangement at prices unfavorable to the Company. Tight controls have been implemented to monitor carrier traffic and prevent delinquencies as our carrier revenue increases in the fourth quarter.

The Company's retail rate per minute decreased .0227 from the quarter ended September 30, 1996 to the quarter ended September 30, 1997. This is mainly due to strong competition in the marketplace. The Company is continually striving to improve its network efficiency in order to reduce its network cost per minute more rapidly than the market conditions require retail rates per minute to be reduced.

Selling, General, and Administrative ("SG&A") expenses for the third quarter ended September 30, 1997 increased approximately $1,287,000, or 42.2% over the amount for the third quarter ended September 30, 1996. Of this increase, $625,000 was attributed to higher commission expense, $152,000 to higher bad debt expense, $253,000 to higher salaries, with the remainder attributable to a variety of miscellaneous expenses. The increase in commission, bad debt and salaries expense are primarily a result of higher revenues. Salary expense includes a charge of approximately $67,000 for severances paid to the former
President/CEO.   SG&A expense increased as a percentage of revenue from 29.8%
during the third quarter ended September 30, 1996 to 31.2% for the third quarter ended September 30, 1997.

The Company recorded a net loss before preferred dividends for the quarter ended September 30, 1997 of approximately $1,009,000 versus net income of approximately $97,000 for the quarter ended September 30, 1996, a decrease of approximately $1,106,000. The net income reported in 1996 stems from the achievement of higher gross margins through the sale of a higher percentage of total revenue through the Company's agent, direct sales, and reseller sales
channels.   The net loss for the quarter ended September 30, 1997 was
attributed to these main factors: Decrease in gross profit margin caused by increased carrier traffic, and the reciprocal carrier agreement mentioned above, as well as decreases in third quarter revenues through the retail and
carrier channels.   The Company is expanding the internal sales force and the
agent network in order to achieve the historical high revenue growth that has traditionally occurred in the core retail business. Also, revenue derived from the direct and agent sales channels generate the highest gross profit margins.


Nine Months ended September 30, 1997 as compared with Nine Months ended September 30, 1996

The Company's total revenue for the nine months ended September 30, 1997 increased approximately $14,727,000 over the nine months ended September 30, 1996, or 51.5%. This increase was primarily due to an increase in revenue through the carrier and agent sales channels of approximately $7,378,000 (166%), and $5,988,000 (46%), respectively. The Company's revenue through switchless resale also increased approximately $2,108,000 or 123%. The increase in these sales channels was somewhat offset by a decrease in revenue obtained through the direct sales channel which declined by approximately $1,157,000 (24%).

The Company's gross profit for the nine months ended September 30, 1997 increased approximately $1,820,000 over the nine months ended September 30, or 18.6%. However, the Company's gross profit margin declined from 34.2% for the nine months ended September 30, 1996 to 26.7% for the nine months ended September 30, 1997. The decrease in gross profit margin is primarily attributable to the substantial increase in carrier revenue, which increased from approximately 15% of overall revenue as of the nine months ended September 30, 1996 to approximately 27% of overall revenue in the nine months
ended September 30, 1997.   Carrier revenue generates a much lower margin than
the retail products, but is a necessary component of utilizing network facilities.

Selling, General, and Administrative ("SG&A") expenses for the nine months ended September 30, 1997 were approximately $3,471,000 higher than the amount incurred for the nine months ended September 30, 1996. SG&A expenses for the nine months ended September 30, 1997 were 29.2% of revenue, whereas SG&A for the nine months ended September 30, 1996 was 32.0%. This decline is a result of a decrease in salary expense as a percentage of revenue from 8.0% for the nine months ended September 30, 1996 to 6.3% for the nine months ended September 30, 1997. Also, decreases occurred in other miscellaneous SG&A expenses as a percentage of revenue from 7.7% for the nine months ended September 30, 1996 to 6.3% for the nine months ended September 30, 1997.

SG&A expenses for the nine months ended September 30, 1997 increased approximately $3,471,000, or 37.9% over the amount for the nine months ended September 30, 1996. Of this increase, approximately $2,100,000 was attributed to higher commission expense, $448,000 to higher salaries, $187,000 to higher bad debt expense and $501,000 to other miscellaneous SG&A expenses. The increase in commission, bad debt, salary and other miscellaneous expenses are primarily a result of the Company's higher revenue.

The Company recorded a net loss before preferred dividends for the nine months ended September 30, 1997 of approximately $1,245,000 versus net income of approximately $445,000 for the nine months ended September 30, 1996, a decrease of approximately $1,690,000. The higher net income reported in 1996 resulted from revenue generated through a different mix of sales channels producing higher margins. The decline in operating results in 1997 is substantially due to lower network efficiencies higher call transport costs, lower gross margins and higher SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio decreased during the third quarter ended September 30, 1997 to 0.78:1.00 from 0.84:1.00 for the second quarter ended June 30, 1997 and from 0.81:1.00 at March 31, 1997. Accounts receivable net of allowance for doubtful accounts increased from its balance at December 31, 1997 by approximately $3,382,000 primarily due to increased traffic levels. The average days sales outstanding increased from 45 days for the quarter ended December 31, 1996 to 49 days for the quarter ended September 30, 1997. Accounts payable increased by approximately $1,852,000 from the period ended December 31, 1996 to the quarter ended September 30, 1997. The average days outstanding for accounts payable increased from 52 days for the quarter ended December 31, 1996 to 58 days for the quarter ended September 30, 1997.

The Company believes that it will require additional funds in the near future to continue its operations. In addition, the Company must raise additional capital to meet the capital and surplus requirements for its Common Stock to remain listed on The Nasdaq SmallCap Market. On October 28, 1997, the Company entered into an Agreement and Plan of Merger with ACC Corp. and a wholly-owned subsidiary of ACC Corp. The Agreement and Plan of Merger provides that the Company may not issue any additional shares of its capital stock prior to the consummation of the merger without the consent of ACC Corp. There can be no assurance that ACC Corp. will grant its consent to the Company to issue additional shares of its capital stock, and if such consent is granted, that the Company will be able to raise the funds necessary to continue its operations and to maintain the listing of its Common Stock on The Nasdaq SmallCap Market.

PART II
OTHER INFORMATION


Item 1.   Legal Proceedings

               For a discussion of pending legal proceedings, see Note4 to the Consolidated Financial Statements contained in this filing.


Item 2.   Changes in Securities

               None.

Item 3.   Defaults upon Senior Securities

               None.


Item 4.   Submission of Matters to a Vote of Security Holders

               None.


Item 5.   Other Information

        While US WATS, Inc. failed to meet the Capital and Surplus requirement for continued listing of its Common Stock on The Nasdaq Small Cap Market as of June 30, 1997, the Company was granted a temporary exception from the NASD subject to US WATS, Inc. meeting certain conditions. The exception will expire on December 11, 1997. In the event the Company is deemed to have met the terms of the exception, its Common Stock shall continue to be listed on The Nasdaq SmallCap
        Market.   If at some future date, the Company's securities should
        cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed in the OTC-Bulletin Board. The Company's Common Stock continues to be listed on The Nasdaq SmallCap Market under the symbol USWIC.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                    Exhibit No. 27, Financial Data Schedule
                    Exhibit No. 2.1, Agreement and Plan of Merger dated October 28, 1997, by and among the Company, ACC Corp. and a wholly-owned subsidiary of ACC Corp.

          (b)  Reports on Form 8-K:  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   US WATS, Inc.
                                   (Registrant)


                                   By: /s/ Stephen Parker
                                       ----------------------------------
                                       STEPHEN PARKER
                                       President and Chief Executive Officer


                                   By: /s/ Michael McAnulty
                                       ----------------------------------
                                       MICHAEL McANULTY
                                       Controller


Dated:  November 14, 1997