Form 10-K/A
period 1996-12-31
US WATS INC
filed 1998-02-20
CIK 862025

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                                AMENDMENT NO. 3
                           _________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                        Commission File number 0-22944

                                 US WATS, INC.
            (Exact name of registrant as specified in its charter)

     New York                                      22-3055962
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

111 Presidential Boulevard
Bala Cynwyd, PA                                       19004
-----------------------------------------           ----------
(Address of principal executive officers)           (Zip Code)

Registrant's telephone number, including area code  (610) 660-0100
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($0.001 par value)
                       ---------------------------------
                               (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 18, 1998, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average closing sale price, was approximately $10,997,383.

As of February 18, 1998, the registrant has 16,134,600 shares of common stock outstanding.

                           DESCRIPTION OF AMENDMENTS

     The Company has amended its Form 10-K for the fiscal year ended December 31, 1996 as follows:


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

     Item 14 has been set forth in its entirety herein to amend Footnote 9 to the Financial Statements entitled "Stock Options and Warrants" and add Footnotes 12 and 13 to the Financial Statements entitled "Related Party Transactions" and "Subsequent Events (unaudited)."

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


                                   US WATS, INC.

                         By:       /s/ Michael McAnulty
                                   ----------------------
                                       Michael McAnulty
                                       Controller

January 30, 1998

                            INDEX TO US WATS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE (S)
                                                                   --------

Independent Auditors' Report                                           F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets
     December 31, 1996 and 1995                                        F-5

Consolidated Statements of Operations
     Years ended December 31, 1996, 1995, and 1994                     F-7

Consolidated Statements of Common Shareholders' Equity
     Years ended December 31, 1996, 1995, and 1994                     F-8

Consolidated Statements of Cash Flows
Years ended December 31, 1996, 1995, and 1994                          F-11

Notes To Consolidated Financial Statements                             F-12

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US WATS, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheet of US WATS, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, common shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

March 28, 1997, except for Notes 9 and 12 for which the date is January 21, 1998

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES
-----------------------------------------------

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

          Telecommunications equipment ........7 years
          Furniture fixtures and other.........5 years

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share is based upon the weighted average number of common shares outstanding in 1996, 1995 and 1994. The assumed exercise and/or conversion of preferred stock, options or warrants has not been included in the calculation of earnings (loss) per share for 1996, 1995 or 1994 since the effect is anti-dilutive or not significant.

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

4.  OBLIGATIONS UNDER CAPITAL LEASES
------------------------------------

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

5.  INCOME TAXES
----------------

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

6.  COMMITMENTS AND CONTINGENCIES
---------------------------------

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


7.   PENSION PLANS
------------------

The Company sponsors a 401(K) Pension and Profit Sharing Plan for all employees. The Company has elected not to match any employee contributions or make any profit sharing contributions to the plan.


8.   PREFERRED STOCK
--------------------

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

9.    STOCK  OPTIONS AND WARRANTS
---------------------------------

Subsequent to the initial filing of these financial statements for the year ended December 31, 1996, Management determined that certain options had been excluded from the original information below. The information below has been updated to reflect the changes in such option activity.

Under USW's stock option plans, options may be granted to officers and employees of USW and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of December 31, 1996, 2,414,000 of the outstanding stock options were exercisable under the plans. The exercise prices of the outstanding options represented the fair market value at dates of grant.

A summary of USW's stock option plans activity for common shares for the three years ended December 31, 1996 follows:

                                                             Weighted
                                                              Average
                                                              Exercise
                        Number of Shares                         Price
                        ----------------                     --------
Outstanding 1/1/94            2,037,300                        $1.125
     Granted                  2,254,700                        $1.53
     Exercised                   (4,100)                       $1.25
     Terminated              (1,179,600)                       $1.25
                             ----------                        -----
Outstanding 12/31/94          3,108,300                        $1.37
     Granted                  2,282,500                        $1.17
     Exercised                 (111,000)                       $1.48
     Terminated              (1,028,800)                       $1.66
                             ----------                        -----
Outstanding 12/31/95          4,251,000                        $1.19
     Granted                  2,045,000                        $1.52
     Exercised                  (50,000)                       $1.00
     Terminated              (1,770,000)                       $ .97
                             ----------                        -----
Outstanding 12/31/96          4,476,000                        $1.43
                             ==========                        =====

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

                                                 1996             1995
                                                 ----            ----
Reported Net Income (Loss)                   $  61,625       $  (344,978)
Proforma Net Loss                            $(288,493)      $(1,560,848)
Reported Net Income (Loss) Per Share         $      --       $     (0.02)
Proforma Net Loss Per Share                  $   (0.02)      $     (0.10)

In accordance with the requirements of SFAS 123, this method of accounting has not been applied to options granted prior to the fiscal year beginning January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted during fiscal 1996 and 1995 was $.55 and $.97, respectively. The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995; risk-free interest rates of 6.5%, expected dividend yields of 0%, expected lives of three years from the date of grant, and expected price volatility ranging from 69% to 200% for the options granted in 1995 and 1996.

On May 11, 1995, USW agreed to issue to each of two directors/officers of USW 600,000 Warrants to purchase Common Stock, in consideration for limited personal guarantees to be provided in connection with the revolving credit facility. Each Warrant entitles the holder to purchase one share of Common Stock of USW at a price of $1.0625 per share until May 11, 2000.


10.  CASH FLOW INFORMATION
--------------------------

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

11.  LITIGATION SETTLEMENTS
---------------------------

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


12. RELATED PARTY TRANSACTIONS
------------------------------

Indemnification Arrangements

USW is a party to indemnification agreements with two of its directors, Aaron
R. Brown and Stephen J. Parker, dated August 1990. In addition, USW has entered into an indemnification agreement with Kevin O'Hare, a former executive officer of USW, dated July, 1997. In general, the indemnification agreements obligate USW to indemnify each of Messrs. Brown, Parker and O'Hare against the liabilities and expenses incurred by them in acting as a director or officer of USW to the maximum extent allowed by law. USW, together with Messrs. Parker, Brown and O'Hare, have been sued by USW's former president for various claims asserted by the plaintiff in connection with his termination of employment with USW on December 30, 1996. USW and the individual defendants have selected counsel to defend the action. The Board of Directors of USW has authorized USW to advance the expenses of the individual defendants incurred in defending ths action upon the receipt of an undertaking from each of them to repay the amounts so advanced in the event it is determined that they are not entitled to indemnification under applicable law. As of December 31, 1996, no amounts had been advanced by USW under such agreements.

Sales Agency

Mr.Goldberg, a director of USW, acts as a sub-agent for USW and is the co-owner of a company that acts as an agent for USW in the sale of USW's products and services. During 1996, USW paid Mr. Goldberg and such company a total of $224,467 in commissions for their services as USW's sales agents.

Loans

During the first quarter of 1996, USW borrowed $100,000 from each of Aaron R. Brown and Stephen J. Parker, directors of USW. During 1996, USW repaid the entire outstanding balance of the loans to Messrs. Brown and Parker with interest.

13. SUBSEQUENT EVENTS (UNAUDITED)
---------------------------------

On June 13, 1997, Mark Scully, the former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. Management cannot presently predict the outcome of this suit, accordingly no adjustment has been recorded in the Financial Statements.

The Company was notified in August, 1997 that it had failed to meet the Capital and Surplus requirement for continued listing of its Common Stock on the Nasdaq SmallCap Market as of June 30, 1997. The Company was granted a temporary exemption from the NASD subject to the Company meeting certain conditions. In order to prevent the Company's stock from being delisted, on September 19, 1997, certain members of the Company's Board of Directors exercised outstanding warrants to purchase 62,000 shares of Common Stock for $65,720 in net proceeds to the Company. On November 26, 1997, the Company sold an additional 1,590,000 shares of its Common Stock for $1.50 per share, raising $2,300,000 of net proceeds in a private placement sale to a significant former shareholder.

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