Form 10-K
period 1997-12-31
US WATS INC
filed 1998-03-31
CIK 862025

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K
                    _____________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF  1934

For the fiscal year ended December 31, 1997

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

111 Presidential Boulevard, Suite 114
Bala Cynwyd, Pennsylvania                              19004
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code):    (610) 660-0100

Securities registered pursuant to Section 12 (b) of the Act:      None

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

               Yes    X            No
                  ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.

As of February 27, 1998 the aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant, based on the average closing sale price, was approximately $12,900,000.

As of February 27, 1998 the Registrant has 17,727,000 shares of Common Stock outstanding.
                                     1-2

                              TABLE OF CONTENTS



                                    PART I


Item 1.   Business ...................................................     4
Item 2.   Properties .................................................    10
Item 3.   Legal Proceedings ..........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders ........    10


                                   PART II


Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters ......................................    11
Item 6.   Selected Financial Data ....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................    13
Item 8.   Financial Statements and Supplementary Data ................    18
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure .................................    19


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant .........    20
Item 11.  Executive Compensation and Options Outstanding .............    21
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management ...........................................    26
Item 13.  Certain Relationships and Related Transactions .............    28


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ......................................    30

                                    PART 1

Item 1.   Business

DESCRIPTION OF BUSINESS

US WATS, Inc. ("the Company") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), International
Callback and carrier termination services.   The Company uses its own switches
and facilities to originate, transport and terminate calls for customers generally located between Boston, Massachusetts and Norfolk, Virginia and
California (on-net area).   Approximately 85% of the calls billed by the
Company each month are processed through the Company's own switches. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

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

The Company's principal executive offices are located at 111 Presidential Boulevard, Suite 114, Bala Cynwyd, Pennsylvania 19004. The Company's telephone number at that location is (610) 660-0100.

On October 28, 1997, the Company entered into an Agreement and Plan of Merger with ACC Corp. and a wholly-owned subsidiary of ACC Corp., pursuant to which ACC Corp. would issue approximately $46 million worth of its Common Stock to holders of US WATS capital stock, and US WATS would become a wholly-owned subsidiary of ACC Corp. The merger was subject to the satisfaction of certain conditions, including that the merger be treated as a pooling of interests. Costs associated with the merger of $567,000 incurred by the Company prior to December 31, 1997 are included in selling, general, and administrative expenses in the Company's Statement of Operations. Subsequent to 1997, the Company expects to incur costs of approximately $131,000 associated with the merger. On March 11, 1998, the Company announced an agreement with ACC Corp. for mutual termination of the Agreement and Plan of Merger, by and among US WATS, ACC Corp. and a subsidiary of ACC Corp.


CORPORATE STRATEGY

The Company's objective is to provide its customers with a comprehensive range of telecommunications services with value-added features at competitive prices. The Company markets through three channels (direct, agent and reseller) and offers a diversified mix of products and services. The Company employs a direct sales force, and also markets through independent agents. The Company offers individual value-added services to resellers depending on each reseller's requirements. The Company offers competitive wholesale pricing to its resellers which it expects will lead to significant revenue growth. Net sales revenue attributable to the Company's agents and resellers accounts for approximately 50% of the Company's non-wireless revenue. The Company also utilizes numerous carriers allowing for network redundancy. This allows the Company to offer both carrier specific and private label services. The Company is focused on servicing commercial accounts; revenue from commercial accounts represented greater than 90% of gross revenue during 1997.

SERVICES

The Company provides domestic outbound long distance service to and from anywhere in the United States, international calling services to 245 countries, inbound 800 services, cellular local and long distance services, regional and national paging services, internet service, travel/calling cards, prepaid calling, dedicated access services, private line networks, data services, international callback, and carrier termination services.

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

The network is supported by a Digital Switch Corporation DEX400 switch in Philadelphia and a Digital Switch Corporation DEX600 in Oakland which are used to process customer calls. Intelligent call processing required by the Company's enhanced services products (calling card and international callback) is provided by a NACT SCX switching platform. This switching platform provides customized voice prompts and other enhanced services required by these products. The ability of the Company to transport calls over its company owned switches and leased facilities allows the company to maximize gross margins and control network quality of service.

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


COMPETITION

The Company views the long distance industry as a three-tiered industry which is dominated by the nation's three largest long distance providers: AT&T, MCI Telecommunications Corporation ("MCI") and Sprint Communications Company, L.P. ("Sprint"). AT&T, MCI and Sprint, collectively generate, approximately 80% of the nation's long distance revenue (approximately $87 billion) and comprise what is known as "Tier 1" International Long Distance Companies. The second tier consists of several other companies with annual revenues of $250 million to $1.5 billion each. The third tier, which includes the Company, consists of more than 300 companies with annual revenues of less than $250 million each, the majority below $50 million each.

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

EMPLOYEES

At the end of 1997, the Company had 69 full-time employees working at two locations. The Company is not a party to any organized labor contracts. The Company considers its relationship with its employees to be satisfactory.



REGULATORY MATTERS

Regulatory Requirements. The Company is a regulated entity at the Federal level with regard to international traffic and interstate traffic. The Company has received Section 214 authorization to resell international switched services and has filed an FCC tariff for its domestic interstate services.

State regulatory requirements vary from state to state. The Company has obtained certification in all states which require certification in order to provide long distance services, with the exception of two(2) states in which certifications are pending (Maine and Arizona). Some states place statutory restrictions on the operations of "telecommunications service resellers," as that term is defined in these states. Some states require telecommunications service resellers to file and operate in accordance with service and rate "tariffs." Changes in existing regulations or their interpretation in any state could classify the Company as a "telecommunications service reseller" and subject it to regulation. Such regulation could result in an increase in customers' usage charges and, in some cases, could limit or eliminate the Company's ability to service customers in that jurisdiction. The Company would incur, among other expenses, certain administrative costs and legal fees in contesting or complying with such regulatory changes that would increase the Company's cost of doing business.

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

The law provides for the Commission to establish new universal service principles and a regulatory mechanism to insure that financial support is available for universal service. This program benefits schools, health care providers, and libraries and was initiated in January, 1998. The law requires that all telecommunication service providers contribute financial support for universal service. The law allows the Company to pass these universal service fees to the end users. The Company, as well as most competitors, began this process in January, 1998.

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

In December 1996, the FCC issued an order which, among other things, requested comment on a number of access charge reform issues designed to foster efficient pricing of access, competition for access services, and to reflect the development of local services prompted by the 1996 Telecommunications Act. The FCC has also sought comment on whether Internet service providers and other information service providers should be subject to access charges. As of January, 1998, these access charges are being incurred by the Company, and are being passed on to the end users.

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


Item 2.  Properties

The Company currently leases approximately 27,000 square feet in four buildings at a monthly cost of approximately $38,000. Its executive offices and headquarters at 111 Presidential Boulevard in Bala Cynwyd, Pennsylvania is leased for a term of five years expiring in 1998. The Company's leased switch space in Philadelphia, Pennsylvania expires in 2003. The Company's leased
switch space in Oakland, California expires in 2000.   The Company considers
its space to be adequate for its current needs.


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

The Company is party, in the ordinary course of business, to other litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements, however, there can be no assurances to this effect.


Item 4.  Submission of Matters to a Vote of Security Holders

          1)  None

                                   PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

The following figures represent the high and low closing price as reported by NASDAQ during each successive quarter beginning in 1996.

          QUARTER              HIGH       LOW
     ------------------       -----      -----
     4th   Quarter 1997       $2.31      $1.25
     3rd   Quarter 1997       $2.00      $1.34
     2nd   Quarter 1997       $1.63      $ .84
     1st   Quarter 1997       $1.53      $1.03
     4th   Quarter 1996       $1.41      $1.00
     3rd   Quarter 1996       $1.41      $1.00
     2nd   Quarter 1996       $1.41      $ .56
     1st   Quarter 1996       $1.09      $ .66

Effective January 21, 1994, the Company's Common Stock was listed on the National Association of Securities Dealers Automated System (NASDAQ) under the symbol "USWI".

As of February 20, 1998 there were approximately 159 holders of record of the Company's Common Stock. Most of the shares of the Common Stock are held in street name for a larger number of beneficial owners.

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

                                                        Year Ended December 31,
                                                        -----------------------
                                       1997          1996           1995           1994           1993
---------------------------------------------------------------------------------------------------------
Operating Data
--------------

Net sales                        $56,466,698     $40,304,442   $27,755,388    $23,633,312     $20,521,332

Net Income (loss)(1)             $(3,699,821)    $    88,625   $  (277,723)   $(1,246,076)    $   424,401

Net Income (loss)
  per common share(2)            $      (.23)    $        --   $      (.02)   $      (.09)    $       .03


                                                               December 31,
                                                              ------------
Balance Sheet Data                    1997            1996          1995            1994           1993
---------------------------------------------------------------------------------------------------------
Total assets                      $11,813,475    $11,992,359    $ 9,500,361   $  9,552,833    $ 8,265,750

Capital
  lease obligations               $   653,355    $   703,696    $   731,701   $  1,396,364    $ 1,730,913

Redeemable
  preferred stock                 $   330,000    $   300,000    $   300,000   $  1,300,000    $ 1,500,000

Cash dividends                    $    27,000    $    27,000    $    67,255   $    120,000    $    33,750
  on preferred stock

(1) 1994 results include a reduction of network costs of $783,000 in connection with the reversal of an account payable due to a former vendor.

    1995 results reflect favorable resolution of the Company's dispute with Colonial Penn Group, Inc. and Colonial Penn Insurance, resulting in the reversal of an account payable in the amount of approximately $2,880,000. However, this benefit was substantially offset by the cost of unsuccessfully litigating the resultant AT&T case on the basis of anti-trust. The costs of litigation with AT&T incurred during 1995 approximated $850,000. These costs do not include the additional expense of approximately $305,000 of related expenses pertaining to the write-down of certain AT&T signal conversion equipment and accounts receivable written off, which were attributable to AT&T services provided by the Company. In addition, AT&T was awarded a counter claim in the litigation in the amount of $669,000 pertaining to services utilized in prior years. As a result of settlement of these matters, the Company recognized a net favorable impact of approximately $1,056,000 in 1995.

    1997 results include an increase in bad debt expense of approximately $986,000 due to higher than anticipated carrier write-offs. In addition, the Company incurred approximately $173,000 of severance expense upon the termination of three members of management during 1997. Finally, costs associated with the proposed merger with ACC Corp. (see Note 15 to the financial statements, Proposed Merger Transaction) amounted to approximately $567,000 in 1997.

(2) The Company has retroactively adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, since the Company has incurred losses from continuing operations for the years ended December 31, 1994, 1995 and 1997, no potential Common Shares have been included in the computation of any diluted per share amount. For the years ended December 31, 1993 and 1996 the difference between diluted and basic earnings per share is not significant. Accordingly, only basic earnings per share have been presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained herein may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this report are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include these discussed below. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important facts that could cause actual results to differ materially from the Company's expectations are set forth in this report. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements.

                            RESULTS OF OPERATIONS

                          --1997 COMPARED TO 1996--

OVERVIEW

US WATS, Inc. is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), International Callback and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located between Boston, Massachusetts and Norfolk, Virginia and in California (on-net area). Approximately 85% of the calls billed by the Company each month are processed through the Company's own switches. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

The Company experienced significant changes in its business that negatively impacted its results of operations for the year ended December 31, 1997. The Company hired new management late in 1996 and early in 1997 in order to seek entry into the local telecommunications provider market. Late in 1997, however, the Company's board of directors determined to replace the management team and, as a result, experienced operational disruptions and incurred severance costs during 1997 of approximately $173,000.

In addition, margins on the Company's products and services continued to decrease in 1997, as competitive pressures continued to affect both the Company's retail and wholesale (or carrier) price points. The decreased margins more than offset the gains in the Company's gross revenues in 1997. In addition, commission expense increased by more than $2,115,000 over commission expense in 1996 due primarily to an increase in revenues on which commissions are paid. The Company's bad debt expense also increased significantly in 1997 by approximately $986,000. Of this increase, approximately $780,000 is related to the provision for bad debts of three specific carrier accounts, $137,000 is related to uncollectable international toll calls, and $56,000 is the result of the bankruptcy of one of the Company's rebillers.

The Company raised $2,300,000 in a private placement of 1,590,000 shares of its Common Stock in November 1997. This enabled the Company to temporarily meet the capital and surplus requirements for the continued listing of its Common Stock on The Nasdaq Small Cap Market, and provided the necessary cash to sustain the Company's operations.

On October 28, 1997, the Company entered into an Agreement and Plan of Merger with ACC Corp. and a wholly-owned subsidiary of ACC Corp., pursuant to which ACC Corp. would issue approximately $46 million worth of its Common Stock to holders of US WATS capital stock, and US WATS would become a wholly-owned subsidiary of ACC Corp. The merger was subject to the satisfaction of certain conditions, including that the merger be treated as a pooling of interests. Costs associated with the merger of $567,000 incurred by the Company prior to December 31, 1997 are included in selling, general, and administrative expenses in the Company's Statement of Operations. Subsequent to 1997, the Company expects to incur costs of approximately $131,000 associated with the merger. On March 11, 1998, the Company announced an agreement with ACC Corp. for mutual termination of the Agreement and Plan of Merger, by and among US WATS, ACC Corp. and a subsidiary of ACC Corp.



REVENUE

Total revenues increased 40.1% or approximately $16,162,000 to approximately $56,467,000 in 1997, due primarily to an increase in agent revenue of approximately $11,350,000, an increase in carrier revenue of approximately $8,792,000, and an increase in switchless revenue of approximately $2,454,000. The increase in revenues was partially offset by a decrease in reseller revenue of approximately $5,012,000.


The table below shows the distribution of revenues on a percentage basis by product line:

                           DISTRIBUTION OF REVENUES

     Service                           % 1997              % 1996
     -----------------------------------------------------------
     Domestic 1+                          37%                 39%
     International                        31%                 24%
     Inbound                              15%                 16%
     Wireless                              4%                  7%
     Domestic Carrier Termination         13%                 14%


GROSS PROFIT

Gross profit margin in 1997 decreased 7.0% to 26.5% from 1996. The decrease in gross profit margin is primarily attributable to the substantial increase in carrier revenue, which generates a much lower margin than the Company's retail products, but are a necessary component of fully utilizing network facilities. In addition, the rate charged to the Company's retail customers for long distance service decreased by an average of $ .021 per minute as a result of increased competition in the industry, while the Company's costs to deliver such services has remained relatively constant. As a percentage of total revenue, carrier revenue increased to approximately 28% for 1997 versus 17% in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, General and Administrative ("SG&A") expenses for 1997 were approximately $4,222,000 higher than the amount incurred during 1996. SG&A expenses for 1997 were 30.0% of revenue compared with 31.6% in 1996. Commission expense increased approximately $2,115,000 or 46% from 1996 due primarily to an increase in revenues on which commissions are paid. Salary compensation expense increased approximately $466,000 to approximately $3,615,000 resulting in part from severance costs in the amount of approximately $173,000 related to the termination of certain executives. In addition, in 1997, the Company incurred consulting, legal and accounting fees related to the proposed merger of the Company with ACC Corp. of approximately $567,000.

PROVISION FOR BAD DEBT

Bad debt expense increased approximately $986,000 (from approximately 1.2% of net sales in 1996 to approximately 2.6% of net sales in 1997). Of this increase, approximately $780,000 is related to the provision for bad debts of three specific carrier accounts, $137,000 is related to uncollectable international toll calls, and $56,000 is the result of the bankruptcy of one of the Company's rebillers.

NET LOSS FROM OPERATIONS

The Company recorded a net loss before preferred dividends for 1997 of approximately $3,700,000 versus a profit of approximately $89,000 for 1996. The net loss reported in 1997 resulted primarily from lower gross margins and higher SG&A expenses.


                          --1996 COMPARED TO 1995--

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


GROSS PROFIT

Gross profit in 1996 as a percentage of net sales revenue decreased to 33.5% from 34.7% in 1995. This decrease is mainly attributed to the increase in carrier revenue which generates lower gross margins compared to retail and other revenues.

SELLING, GENERAL, AND ADMINISTRATIVE COSTS

Selling, General, and Administrative ("SG&A") expenses increased in 1996 by approximately $2,619,000, primarily due to an increase in salary and commission expense. SG&A as a percentage of net sales decreased from 36.4% in 1995 to 31.6% in 1996.

Salary expense increased approximately $445,000, due to the addition of four new agent sales managers and eight new administrative positions which were created to support the company's revenue growth. Commission expense increased approximately $1,312,000 due to increased reseller and agent traffic levels. The Company purchased additional fixed assets (primarily Telecommunications equipment) which increased depreciation expense approximately $465,000 in 1996.

PROVISION FOR BAD DEBT

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


NET INCOME FROM OPERATIONS

Net income from operations in 1996 substantially improved over the results achieved in 1995. Net income for 1996 was $88,625 as compared to a net loss of $277,723 in 1995. The primary reason for this improvement was a decrease in Selling, General and Administrative ("SG&A") expense as a percentage of overall revenue. As indicated above, SG&A expense accounted for 36.4% of revenue in 1995 and only 31.6% in 1996. The 1995 results were helped by several non-recurring items. The Company's dispute with Colonial Penn Group, Inc. and Colonial Penn Insurance Company (collectively "CPG") was favorably resolved, resulting in the reversal of an accounts payable in the amount of approximately $2,880,000. However, this benefit was substantially offset by the cost of unsuccessfully litigating the resultant AT&T case on the basis of anti-trust. The costs of litigation with AT&T incurred during 1995 approximated $850,000. These costs do not include the additional expense of approximately $305,000 of related expenses pertaining to the write-down of certain AT&T signal conversion equipment and accounts receivable written-off, which were attributable to AT&T services provided by the Company. In addition, AT&T was awarded a counter claim in the litigation in the amount of $669,000, pertaining to services utilized in prior years. As a result of settlement of these matters, the Company recognized a net favorable impact of approximately $1,056,000 in 1995 which is included in litigation settlements in other income on the Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, cash and cash equivalents were approximately $1,588,000. Cash flow used in operations in 1997 was approximately $1,384,000. Net cash used in investing activities in 1997 was approximately $395,000, which resulted from the purchase of property and equipment.

Working capital at December 31, 1997 was approximately $(2,664,000) as compared to approximately $(2,214,000) at December 31, 1996. The decrease in working capital was primarily due to the net loss as stated above.

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which was automatically renewed on March 11, 1997 for two successive one year periods. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 3 3/4%, with a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of December 31, 1997, the Company's outstanding balance on its credit facility was approximately $691,000, leaving approximately $1,309,000 available for future borrowing under the credit facility. The Company was not in compliance with several of its covenants at December 31, 1997, however, the Company received a waiver related to such conditions of non-compliance at December 31, 1997. The Company's loan contains certain subjective financial performance criteria and in the event the company fails to meet such criteria during 1998, the lender has the right to call the loan in full.

In addition, the Company raised $2,300,000 in a private placement of 1,590,000 shares of its Common Stock in November 1997. This enabled the Company to temporarily meet the capital and surplus requirements for the continued listing of its Common Stock on The Nasdaq Small Cap Market. Currently, the Company does not meet the minimum Nasdaq capital requirements. As a result, The Nasdaq Stock Market may require that the Company raise additional capital to maintain the listing of its Common Stock on The Nasdaq Small Cap Market.

There can be no assurance that the Company will be able to raise additional capital to maintain the listing of its Common Stock on The Nasdaq Small Cap Market.

The Company has capital lease obligations for various equipment pursuant to leases with terms of three to five years. These leases expire at various times through the year 2000. The leases carry interest rates ranging from 9.0% to 13.9%, and are collateralized by the equipment purchased. The aggregate lease balance as of December 31, 1997 was approximately $775,000. The Company anticipates that its minimum lease payments for 1998 will be approximately $347,500.

The Company plans to focus on growing its revenue base through the addition of profitable customers and decreasing its network costs. Management will focus on obtaining additional financing or possibly raising additional equity through private placement, in order to ensure adequate funding is available to support operations, if necessary. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, decrease its network costs, maintain adequate financing, and generate sufficient cash flow from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.

YEAR 2000

The Company is in the preliminary stages of a project to determine the impact of the Year 2000 issue on the Company's computer systems. The Company is currently assembling a list of, and analyzing, its internally developed software, purchased software, hardware, and external data feeds, including switches used by carriers who terminate the Company's off-net traffic, that utilize embedded date codes which may experience operational problems when the Year 2000 is reached. The Company currently plans to complete its analysis by the end of 1998 and will continue to make required modifications to the identified problem areas through the early part of 1999.

Preliminary results to date indicate that that the Company will be required to replace its switch located in Philadelphia. Management has estimated the cost of replacement at approximately $1.7 million and anticipate such replacement will occur in the third quarter of 1998. The total remaining cost of making the Company "Year 2000 Compliant" cannot be accurately determined at this time. In addition, the Company currently cannot assess the effect of incomplete or untimely resolution of Year 2000 issues on its operations.


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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth information with respect to all of the incumbent directors of the Company at February 27, 1998.

Name                  Age   Position                          Director Since
------------------------------------------------------------------------------
Stephen J. Parker    (59)   Director, President and Chief               1989
                            Executive Officer (1)

Aaron R. Brown       (44)   Chairman (2)                                1997

Murray Goldberg      (55)   Director (3)                                1996

Arthur Regan         (34)   Director and Secretary (4)                  1997

(1) Stephen J. Parker holds a Ph.D. from Ohio University. He was employed part-time by the Company from October 1989 until March 1990. He joined the Company full-time in March 1990 as Vice President of Operations.
    Prior to his employment with the Company, and in August 1989, Mr. Parker and Aaron Brown, a former Director, Chief Executive Officer and Treasurer of the Company, founded Parker Brown, Inc. ("PBI"), a broker-dealer that became licensed with the NASD in November 1990. PBI did not conduct any business, and Mr. Parker sold all of his interest in PBI in September 1991. Mr. Parker and Mr. Brown also founded Parker Brown Partners ("PBP") in August 1989. PBP was organized to operate as a branch office of Morgan Gladstone, a registered broker-dealer, and to provide investment banking and consulting services to start-up and development stage businesses. PBP operated as a branch office of Morgan Gladstone until April 1990. Mr. Parker is a former stockbroker, and in addition to his association with PBI and Morgan Gladstone in 1989-1990, he was employed as a stockbroker with Princeton Financial, and with Profile Investments, both in Philadelphia, during 1989. Mr. Parker was Executive Vice President of the Company until May 24, 1995 and Chief Operating Officer and Chairman of the Board from that date until December 16, 1996. He has been Vice Chairman since that date.

(2) Aaron R. Brown was named Chairman of the Board of Directors of USW on November 26, 1997. Mr. Brown served as Chairman of the Board and President of USW from its inception until May 1995 and as Chief Executive Officer from inception until December 16, 1996. He served as a Director from May 1995 through January 1997. Prior to his employment with USW, and in August 1989, Mr. Brown co-founded PBI. PBI did not conduct any business, and Mr. Brown sold his interest in PBI in September 1991. Mr. Brown also co-founded PBP in August 1989. PBP was organized to operate as a branch office of Morgan Gladstone, a registered broker-dealer, and to provide investment banking and consulting services to start-up and development stage businesses. PBP operated as a branch office of Morgan Gladstone until April 1990. Mr. Brown was Vice President of Finance for United Environmental Services, an asbestos removal firm in Philadelphia, in 1988. Mr. Brown is a Certified Public Accountant.

(3) Murray Goldberg, a shareholder of the Company since 1989, and an independent sales agent of the Company since 1993, is also currently employed as a sales agent for Goldberg & Associates, a partnership, Mr. Goldberg also is the owner and a Vice-President of Jamco, Inc., a discount shoe distributor in Florida and the owner and Director of Doxs, Inc., an anaesthesia equipment developer and distributor. Prior to January 1993, Mr. Goldberg worked as an anesthesiologist at Paoli Memorial Hospital. From June 1994 until May 1996, he was an owner of Strathmore Bagel Franchise Company. Mr. Goldberg was elected a Director of the Company in November, 1996.

(4) Arthur Regan has been a director of USW since August 1997. Mr. Regan is currently President of Regan & Associates, Inc., a proxy solicitation/shareholder services firm in New York, New York that has been a vendor of USW since 1993. Mr. Regan also is the Chairman, President and Chief Executive Officer of RD's Place, Inc., a messenger/courier company located in Jersey City, New Jersey. Mr. Regan was previously a Director and President of David Francis & Co., Inc., a proxy solicitation/shareholder services firm, from 1988 through 1991.


Executive Officers

The Company's executive officers are appointed by the Board of Directors and, except as described herein, hold office at the pleasure of the Board until their successors are appointed and have qualified. In addition to Mr. Parker, who serves as an executive officer, the Company has an additional executive officer, David B. Hurwitz.. Mr. Hurwitz, the Executive Vice President of Sales and Marketing of the Company, age 34, served from 1995 to 1996 as the Vice President of Sales and Marketing of Commonwealth Long Distance, a C-TEC company. Prior to the position with Commonwealth, he served as Executive Vice President and Chief Operating Officer of InterNet Communications Services, Inc. and as General Manager of FiberNet from 1992 to 1995. Both InterNet and FiberNet are affiliated with one another. From 1985 to 1992 Mr. Hurwitz held sales and sales management positions with RCI Long Distance, a subsidiary of Rochester Telephone Corp. (now Frontier Corporation).



Item 11.  Executive Compensation.

The following table shows for the years ended December 31, 1995, 1996 and 1997, certain compensation paid or accrued by the Company for services by the named officers.

                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Long Term Compensation
                                                                                  --------------------------------------
                             Annual Compensation                                           Awards              Payouts
------------------------------------------------------------------------------------------------------------------------------------
Name                                                                   Other       Restricted    Common                     All
and                                                                   Annual         Stock       Stock           LTIP       Other
Principal                                  Salary       Bonus          Comp.         Awards    Underlying       Payouts     Comp.
Position                        Year         ($)         ($)          ($) (1)         ($)     Options (#)         ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
Stephen J. Parker               '97        169,125        --             --             --          --             --             --
President and Chief             '96        165,000        --             --             --          --             --       2,065(2)
 Executive Officer (3)          '95        160,000        --             --             --     600,000(5)          --       4,332(2)
------------------------------------------------------------------------------------------------------------------------------------
David Hurwitz                   '97        150,000    69,821             --             --          --             --             --
Executive Vice President        '96          6,250        --             --             --     700,000             --             --
 of Sales and Marketing         '95            N/A       N/A            N/A            N/A         N/A            N/A            N/A
------------------------------------------------------------------------------------------------------------------------------------
Kevin M. O'Hare                 '97        150,000        --             --             --          --             --      66,667(6)
Former President and            '96          8,333        --             --             --   1,100,000(6)          --          --
 Chief Executive Officer (6)    '95            N/A       N/A            N/A            N/A         N/A            N/A         N/A
------------------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown                  '97          6,875        --             --             --          --             --     119,792
Former Chief Executive          '96        165,000        --             --             --          --             --       1,116(2)
Officer and Treasurer (4)       '95        160,000        --             --             --     600,000(5)          --       1,932(2)
------------------------------------------------------------------------------------------------------------------------------------
Mark Mendes                     '97         97,615        --             --             --     350,000(6)          --      54,000(6)
Former Chief Operating          '96            N/A       N/A            N/A            N/A         N/A            N/A         N/A
Officer (6)                     '95            N/A       N/A            N/A            N/A         N/A            N/A         N/A
------------------------------------------------------------------------------------------------------------------------------------
Christopher Shannon             '97         95,200        --             --             --     350,000(6)          --      52,000(6)
Former Chief                    '96            N/A       N/A            N/A            N/A         N/A            N/A         N/A
Financial Officer (6)           '95            N/A       N/A            N/A            N/A         N/A            N/A         N/A
------------------------------------------------------------------------------------------------------------------------------------

(1) For 1995, 1996 and 1997 the aggregate amount of such Other Annual Compensation for each named officer is not reportable under SEC rules because such amount is the lesser of either $50,000 or 10% of the total salary for such named officer.

(2) Includes amounts paid for life insurance of the named officer where the Company is not the beneficiary of the policy.

(3) Mr. Parker became President and Chief Executive Officer on October 1,
    1997.

(4) Mr. Brown resigned his positions with the Company as Chief Executive Officer and Treasurer effective December 16, 1996, but remained a Director of the Company at the end of fiscal 1996. He became a consultant to the Company on January 14, 1997 at a fee of $125,000 per annum.

(5) On May 11, 1995, the Company agreed to issue each of Messrs. Brown and Parker warrants to purchase 600,000 shares of the Company's common stock in consideration for their limited personal guarantees provided in connection with the Company's revolving credit facility.

(6) Effective September 30, 1997, Kevin O'Hare, President and Chief Executive Officer, terminated his employment with the Company. Mr. O'Hare was immediately replaced by Stephen Parker as President and Chief Executive Officer. Upon termination Mr. O'Hare received severance pay of approximately $67,000 and retained 100,000 stock options at $1.03125 per share. Mr. O'Hare originally had a three year employment agreement effective December 16, 1996 including an additional 500,000 stock options at $1.03125 per share and 500,000 stock options at $1.30 per share. These additional stock options were relinquished as of September 30, 1997.

    In October 1997, Mark Mendes, Chief Operating Officer, and Christopher Shannon, Chief Financial Officer terminated their employment with the Company. Mr. Mendes and Mr. Shannon each had a three year employment agreement -- their termination agreements entitled them to receive severance pay in the amount of $54,000 and $52,000 respectively. Also upon termination, Mr. Mendes retained 56,667 stock options at $1.25 per share and Mr. Shannon retained 56,667 stock options at $1.219 per share. At termination, each relinquished 293,333 stock options at the same price.

                                    22-23



Option Grants In Last Fiscal Year

The following table summarizes the number of options granted to named officers during the year ended December 31, 1997. The Company did not grant any stock appreciation rights in 1997.


                                                                                                              Potential Realizable
                                                                                                             Value of Assumed Annual
                          Number of Shares of       Percent of Total                                          Rates of Stock Price
Name                         Common Stock          Options Granted in       Exercise      Expiration         Appreciation for Option
                          Underlying Options         Fiscal Year(1)           Price          Date                    Term(2)
                                Granted
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               5%             10%
------------------------------------------------------------------------------------------------------------------------------------
Kevin M. O'Hare(3)           500,000(4)(5)                31.1%               $1.30        01/15/02         $179,583       $396,832
------------------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown                    --                       --                  --             --               --             --
------------------------------------------------------------------------------------------------------------------------------------
Stephen J. Parker                 --                       --                  --             --               --             --
------------------------------------------------------------------------------------------------------------------------------------
David Hurwitz                 300,000(4)                  18.6%               $1.30        01/15/02         $107,750       $238,099
------------------------------------------------------------------------------------------------------------------------------------
Mark Mendes (3)                 350,000                   21.7%               1.25         03/03/02         $120,873       $267,098
------------------------------------------------------------------------------------------------------------------------------------
Christopher Shannon (3)         350,000                   21.7%               1.219        01/10/02         $117,875       $260,474
------------------------------------------------------------------------------------------------------------------------------------

(1) Based upon options to purchase a total of 1,616,000 shares granted to all officers and employees of the Company in 1997 under its Amended and Restated Stock Option Plan or its predecessor plans.

(2) These amounts represent hypothetical gains that could be achieved for the respective stock options if exercised at the end of the option term.
    These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

(3) Messrs. O'Hare, Mendes and Shannon terminated their employment during 1997 and relinquished certain options (see Footnote #14 to the financial statements, Changes in Management).

(4) On January 10, 1997, these options replaced options granted in December 1996 which vested upon the attainment of certain performance criteria.

(5) Mr. O'Hare's options to purchase the foregoing shares terminated upon his termination of employment which occurred on September 30, 1997.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option
Values

The following table summarizes the number and value of unexercised options held by the named officers as of December 31, 1997.

------------------------------------------------------------------------------------------------------------------------
                             Number of        Value      Number of Shares of Common          Value of Unexercised
                              Shares        Realized                Stock                    In-The-Money Options
                            Acquired on                Underlying Unexercised Options             or Warrants
                             Exercise                  or Warrants at Fiscal Year-End        at Fiscal Year-End(1)
                                                      ------------------------------------------------------------------
                                                          EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
NAME                                                           #              #                $              $
------------------------------------------------------------------------------------------------------------------------
Kevin M. O'Hare                 -0-            N/A        100,000(2)         --             128,125         none
------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown(3)             31,000          5,812       809,000(4)      60,000(5)         936,250        56,250
------------------------------------------------------------------------------------------------------------------------
Stephen J. Parker(3)          31,000          5,812       809,000(4)      60,000(5)         936,250        56,250
------------------------------------------------------------------------------------------------------------------------
David Hurwitz                 50,000         54,688         250,000        400,000          320,313        431,875
------------------------------------------------------------------------------------------------------------------------
Mark Mendes                     --             --          56,667(2)         --             60,209          none
------------------------------------------------------------------------------------------------------------------------
Christopher Shannon             --             --          56,667(2)         --             61,965          none
------------------------------------------------------------------------------------------------------------------------

(1) Based upon a market price of the Company's common stock on December 31, 1997 of $2.3125 per share (last trading day in December 1997).

(2) Messrs. O'Hare, Mendes and Shannon terminated their employment during 1997. (See Footnote #14 to the financial statements, Changes in Management.)

(3) Options to purchase 300,000 shares of the Company's common stock issued on September 1, 1993 to each of Messrs. Brown and Parker that vested upon the attainment of certain performance goals were terminated on December 16, 1996, the date Messrs. Brown and Parker resigned certain executive positions with the Company.

(4) Includes options to purchase 240,000 shares of common stock issued on September 1, 1993 under the Company's 1993 Executive Stock Option Plan (the "Executive Plan", now consolidated with the Employee Compensation Stock Option Plan in the Amended and Restated Stock Option Plan) at an exercise price of $1.375 per share and warrants to purchase 569,000 shares of the Company's Common Stock issued on May 11, 1995 at $1.0625 per share.

(5) Represents options to purchase 60,000 shares of common stock issued on September 1, 1993 under the Company's Executive Stock Option Plan at a price of $1.375 per share.

Compensation of Directors

Directors who also serve as salaried employees of the Company do not receive any additional compensation for their services as directors.

During 1996, no compensation was paid to non-employee directors of the Company for their services as directors. Beginning in 1997, non-employee directors are entitled to receive $1,000 for each Board meeting attended in person, and $500 for participation in each Board meeting conducted by telephone conference call. In addition, the Company granted to each non-employee director options to purchase 20,000 shares of the Company Common Stock for his services as a director during 1997. These grants consist of options to purchase 20,000 shares of the Company Common Stock at $1.43 per share granted to Mr. Sugarman, a former director, and options to purchase 20,000 shares of the Company Common Stock at $1.69 per share granted to Mr. Regan.

Employment Agreements

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

Mr. Hurwitz has a three year Employment Agreement terminating January 5, 2000. The contract provides for an annual base salary of not less than $150,000 subject to annual cost of living increases as measured by the Consumer Price Index.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of February 27, 1998 information concerning the shares of the Company's Common Stock beneficially owned by: (i) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Executive Officer; and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock. The Company also has outstanding 30,000 shares of Preferred Stock.
For purposes of this table, it has been assumed that the outstanding shares of Preferred Stock have been converted into 300,000 shares of Common Stock in accordance with its terms as of February 27, 1998. No Executive Officer or Director of the Company owns any shares of the Company's Preferred Stock.

Name and Address of Beneficial       Amount and Nature
Owner or Identity of Group        of Beneficial Ownership    Percent of Class(1)
------------------------------------------------------------------------------
Stephen Parker                         2,990,000(1)                 16.1%
111 Presidential Boulevard
Suite 114
Bala Cynwyd, PA 19004

Aaron R. Brown                         2,640,000(2)                 14.2%
111 Presidential Boulevard
Suite 114
Bala Cynwyd, PA 19004

Murray Goldberg                       2,270,000(3)                  12.8%
26 Anthony Drive
Malvern, PA 19355

Arthur Regan                             32,000(4)                    *
15 Park Row
New York, NY  10038

Tel-Save Holdings, Inc.             2,164,225(5)                    12.2%
6805 Route 202
New Hope, PA  18938

Gold & Appel Transfer, S.A.           2,957,400(6)                  16.7%
Omar Hodge Building
Wickhams Cay
Road Town
Tortula, British Virgin Islands

David B. Hurwitz                        400,000(7)
48 Dalton Way
Holland, PA 18966

All Directors and Executive Officers
  as a group (5 persons)               8,332,000(8)                 42.3%


*  Less than 1%

(1) Includes 2,181,000 shares of Common Stock owned by Mr. Parker. Also includes warrants to purchase 569,000 shares of Common Stock at an exercise price of $1.0625 per share and options to purchase 240,000 shares of Common Stock at an exercise price of $1.375 per share.
(2) Includes 1,831,000 shares of Common Stock owned by Mr. Brown. Also includes warrants to purchase 569,000 shares of Common Stock at an exercise price of $1.0625 per share and options to purchase 240,000 shares of Common Stock at an exercise price of $1.375 per share.
(3) Includes 2,270,000 shares of Common Stock owned by Mr. Goldberg.
(4) Includes 12,000 shares of Common Stock and options to purchase 20,000 shares of Common Stock at an exercise price of $1.69 per share.
(5) As reported on Schedule 13D, under the 1934 Act, filed by Tel-Save Holdings, Inc.
(6) As reported on Schedule 13D, under the 1934 Act, filed by Gold & Appel Transfer, S.A.
(7) Includes 50,000 shares of Common Stock owned by Mr. Hurwitz. Also includes options to purchase 250,000 shares of Common Stock at $1.03125 per share and options to purchase 100,000 shares of Common Stock at $1.30 per share.
(8) Includes shares issuable to Messrs. Parker, Brown, Regan, and Hurwitz upon the exercise of options and warrants described in notes 1, 2, 4, and 7.

Item 13.  Certain Relationships and Related Transactions.

Loan Guarantees
On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation ("Century") for a revolving credit facility of $2,000,000. On April 27, 1995, the Company issued 500,000 shares of restricted Common Stock to each of Aaron R. Brown and Stephen J. Parker in consideration for their limited personal guarantee given to Century equal to 25% of the indebtedness incurred with Century. In connection with this transaction Messrs. Brown and Parker also terminated 420,000 stock options. After review of the transaction by a Special Committee appointed by the Board of Directors, the issuance of the restricted stock and the cancellation of options were rescinded. In their place, the Company issued to each of Messrs. Brown and Parker warrants to purchase 600,000 shares of Common Stock in consideration for the limited personal guarantees given by each in connection with the credit facility. Each warrant issued in the transaction entitles the holder to purchase shares of Common Stock at a price of $1.0625 per share until May 11, 2000. The warrants are non-transferable by the officers and the stock issuable upon exercise of the warrants is restricted stock under the federal securities laws.

Indemnification Arrangements
The Company is a party to indemnification agreements with two of its directors, Aaron R. Brown and Stephen J. Parker, dated August 1990. In addition, the Company has entered into an indemnification agreement with Kevin O'Hare, a former executive officer of the Company, dated July, 1997. In general, the indemnification agreements obligate the Company to indemnify each of Messrs. Brown, Parker and O'Hare against the liabilities and expenses incurred by them in acting as a director or officer of the Company to the maximum extent allowed by law. The Company, together with Messrs. Parker, Brown and O'Hare, have been sued by the Company's former president for various claims asserted by the plaintiff in connection with his termination of employment with the Company on December 30, 1996. The Company and the individual defendants have selected counsel to defend the action. The Board of Directors of the Company has authorized the Company to advance the expenses of the individual defendants incurred in defending this action upon the receipt of an undertaking from each of them to repay the amounts so advanced in the event it is determined that they are not entitled to indemnification under applicable law.

Sales Agency
Mr. Goldberg acts as a sub-agent for the Company and is the co-owner of Goldberg & Associates, a company that acts as an agent for the Company in the sale of the Company's products and services. During 1997, the Company paid Mr. Goldberg and such company a total of $136,983 in commissions for their services as the Company's sales agents.

Loans
During the first quarter of 1996, the Company borrowed $100,000 from each of Aaron R. Brown and Stephen J. Parker, directors of the Company. During 1996, the Company repaid the entire outstanding balance of the loans to Messrs. Brown and Parker with interest at a rate of 10% per annum. The loans were payable upon demand.

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


          See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


(b)  Reports on Form 8-K:

     (1) On November 26, 1997, the Company filed Form 8-K regarding a private placement of $2.3 million.

     (2) On October 10, 1997, the Company filed Form 8-K regarding its continued inclusion of the Company's shares on The NASDAQ Small Cap Market for failure to meet the capital and surplus requirements.

     (3) On February 25, 1997, the Company filed Form 8-K regarding executive management changes and changes in the Board of Directors.

     (4) On March 19, 1997, the Company filed Form 8-K regarding its decision to replace its certifying accountant for the year ended
          December 31, 1996.

(c)  Exhibits


Exhibit No.    Description

       3.1     Certificate of Incorporation of Registrant*
       3.2     Amendment to Certificate of Incorporation*
       3.3     By-Laws of Registrant*
       4.1     Specimen Common Share Certificate*
      10.1     DSC Marketing Services Supply Agreement**
      10.2     Key Employees Incentive Stock Option Plan**
      10.3     Employee Compensation Stock Option Plan**
      10.4     Agreement of Lease for 3 Parkway, Philadelphia, PA**
      10.6     Employment Agreement dated December 23, 1993, between US WATS,
               Inc. and  Stephen J. Parker* * *
      10.7     Loan and Security Agreement between US WATS, Inc. and Century
               Business Credit Corporation dated May 11, 1995****
      10.8     Employment Agreements dated February 25, 1997, between US WATS,
               Inc. and David B.  Hurwitz, Kevin M. O'Hare and
               Mark A. Mendes*****
      10.9     Employment Agreement dated March 3, 1997, between US WATS, Inc.
               and Christopher J. Shannon.
      10.10    Termination Agreement dated September 30, 1997, between US
               WATS, Inc. and Kevin M. O'Hare.
      10.11    Termination Agreement dated October 15, 1997 between US WATS,
               Inc. and Mark A. Mendes
      10.12    Termination Agreement dated October 17, 1997, between US WATS,
               Inc. and Christopher J. Shannon
      *        Filed as an exhibit with corresponding Exhibit No. to
               Registrant's post effective amendment No. 1 to Registration
               Statement on Form S-18, or previous Annual Report Form 10-K.
      **       Incorporated by reference to the December 31, 1992 Form 10-K
      ***      Incorporated by reference to the December 31, 1993 Form 10-K
      ****     Incorporated by reference to the June 30, 1995 Form 10-Q
      *****    Incorporated by reference to the February 25, 1997 Form 8-K

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  US WATS, INC.
                                  (Registrant)

                                  By:  /s/ Stephen Parker
                                      ------------------------------
                                      Stephen Parker


                                  Date: [       ]



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                   TITLE                                   DATE


/s/ Stephen Parker
-----------------------
Stephen Parker              President, Chief Executive Officer      [     ]
                            and Director


/s/ Michael P. McAnulty
------------------------
Michael P. McAnulty         Chief Financial Officer
                            (Principal Accounting Officer)          [     ]

/s/ Aaron R. Brown
------------------------
Aaron R. Brown              Chairman of the Board                   [     ]

                       US WATS, INC.  AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                                          PAGE (S)

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Reports                             F-1 to F-2

Consolidated Balance Sheets
   December 31, 1997 and 1996                             F-3 to F-4

Consolidated Statements of Operations
   Years ended December 31, 1997, 1996, and 1995             F-5

Consolidated Statements of Common Shareholders'
    Equity (Deficiency) Years ended
    December 31, 1997, 1996, and 1995                     F-6 to F-8

Consolidated Statements of Cash Flows
    Years ended December 31, 1997, 1996, and 1995            F-9

Notes to Consolidated Financial Statements                F-10 to F-23

Financial Statement Schedule
- Schedule II - - Valuation and Qualifying Accounts          F-24

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US WATS, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of US WATS, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, common shareholders' equity (deficiency), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the 1997 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of US WATS, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's net loss, negative working capital and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 11, 1998

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US WATS, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated statements of operations, common shareholders' equity, and cash flows of US WATS, Inc. and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of US WATS, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



RUDOLPH, PALITZ LLP
Plymouth Meeting, Pennsylvania

March 25, 1996

                        US WATS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        -------------------
                                                         1997          1996
                                                         ----         ----
ASSETS
------

Current Assets
  Cash and cash equivalents                         $ 1,588,267    $ 1,455,186
  Accounts receivable, net of allowance for
  doubtful accounts of $1,498,749 for 1997 and
  $672,058 for 1996                                   6,899,082      6,513,899
  Prepaid expenses and other                            108,683        137,325
                                                    -----------    -----------
Total Current Assets                                  8,596,032      8,106,410
                                                    -----------    -----------

Property and Equipment
  Telecommunications equipment                        3,881,857      3,773,459
  Equipment                                           1,579,435      1,356,609
  Software                                              647,797        610,286
  Office furniture and fixtures                         155,553        130,003
  Leasehold improvements                                 36,432         35,226
                                                    -----------    -----------
                                                      6,301,074      5,905,583
Less accumulated depreciation and amortization        3,286,435      2,305,565
                                                    -----------    -----------

    Total Property and Equipment                      3,014,639      3,600,018
                                                    -----------    -----------

Other assets, principally deposits                      202,804        285,931
                                                    -----------    -----------
                                                    $11,813,475    $11,992,359
                                                    ===========    ===========


The accompanying notes are an integral part of these financial statements

                       US WATS, INC.  AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

December 31,
1997 1996

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------
Current Liabilities
  Note payable                                       $   690,826    $ 1,196,860
  Capital lease obligations, current portion             273,095        194,472
  Accounts payable                                     6,975,779      6,378,296
  Accrued commissions                                    943,556        918,129
  Accrued expenses and other                           1,007,980        553,445
  State and Federal taxes payable                      1,293,417        963,372
  Deferred revenue                                        75,494        116,222
                                                     -----------    -----------
    Total Current Liabilities                         11,260,147     10,320,796
                                                     -----------    -----------

Long-Term Liabilities
  Capital lease obligations, net of current portion      380,260        509,224
                                                     -----------    -----------

Commitments and Contingencies - see note 7

Redeemable preferred stock, $.01 par, authorized
  150,000 shares, issued and outstanding:
  30,000 shares in 1997 and 1996
  Redemption value: $11.00 per share                     330,000        300,000
                                                     -----------    -----------

Common Shareholders' Equity (Deficiency)
  Common Stock issuable                                      166             --
  Common stock, $.001 par, authorized
  30,000,000 shares; issued:
  17,654,100 shares in 1997
  15,902,100 shares in 1996                               17,654         15,902
  Additional paid-in capital                           5,328,982      2,623,350
  Accumulated Deficit                                 (5,503,484)    (1,776,663)
                                                     -----------    -----------
                                                        (156,682)       862,589
Common stock held in treasury
 (250,000 shares), at cost                                  (250)          (250)
                                                     -----------    -----------
                                                        (156,932)       862,339
                                                     -----------    -----------
                                                     $11,813,475    $11,992,359
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements

                                 US WATS, INC AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended December 31,
                                                     ------------------------------------------
                                                          1997          1996            1995
                                                          ----          ----           ----
Revenues                                             $56,466,698    $40,304,442    $27,755,388
Cost of sales                                         41,511,542     26,802,398     18,129,212
                                                     -----------    -----------    -----------
Gross profit                                          14,955,156     13,502,044      9,626,176

Selling, general and administrative expenses          16,939,142     12,716,965     10,098,363
Provision for bad debt                                 1,465,248        479,208        842,628
                                                     -----------    -----------    -----------
(Loss) Income from operations                         (3,449,234)       305,871     (1,314,815)

Other income (expense)
  Interest income                                         71,921         62,732         69,859
  Interest expense                                      (322,508)      (272,978)       (88,767)
  Litigation settlements                                      --             --      1,056,000
                                                     -----------    -----------    -----------
(Loss) Income before income tax expense (benefit)     (3,699,821)        95,625       (277,723)
Income tax expense                                            --          7,000             --
                                                     -----------    -----------    -----------
Net (loss) income                                     (3,699,821)        88,625       (277,723)

Preferred dividends and accretion                         57,000         27,000         67,255
                                                     -----------    -----------    -----------
Net (loss) income applicable to
  common shareholders                                $(3,756,821)   $    61,625    $  (344,978)
                                                     ===========    ===========    ===========

Net loss per share
  applicable to common shareholders                        $(.23)           $--          $(.02)
                                                     ===========    ===========    ===========
Weighted average number of shares outstanding         16,084,971     15,877,900     15,100,400
                                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements


                                                   US WATS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                    YEAR ENDED DECEMBER 31, 1997

                                               COMMON      COMMON       ADD'L                  TREASURY    TREASURY    SHAREHOLDERS'
                               COMMON STOCK   PAR VALUE    STOCK       PAID-IN                   STOCK     STOCK AT         EQUITY
DESCRIPTION                   SHARES ISSUED     $.001     PAYABLE      CAPITAL      DEFICIT     SHARES       COST       (DEFICIENCY)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996       15,902,100     $15,902        --   $2,623,350   $(1,776,663)   250,000      $(250)      $  862,339
Net Loss before Preferred
  Dividends for the year ended
  December 31, 1996                      --          --        --           --    (3,699,821)        --         --       (3,699,821)
Private Placement                 1,590,000       1,590        --    2,298,410            --         --         --        2,300,000
Exercise of Employee Stock
  Options                           100,000         100                110,575            --         --         --          110,675
Exercise of Warrants                 62,000          62                 65,813                                               65,875
Common Stock to be Issued                --          --      $166      209,834            --         --         --          210,000
Options Issued for Consulting
  Services                                                              51,000                                               51,000
Accretion in Value of
  Preferred Stock                                                      (30,000)                                             (30,000)
Cash Dividends on Preferred
  Stock ($.90 per share)                                                             (27,000)                               (27,000)
                                 ----------     -------      ----   ----------   -----------    -------      -----        ---------
Balance, December 31, 1997       17,654,100     $17,654      $166   $5,328,982   $(5,503,484)   250,000      $(250)       $(156,932)
                                 ==========     =======      ====   ==========   ===========    =======      =====        =========

The accompanying notes are an integral part of these financial statements

                                                   US WATS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                                    YEAR ENDED DECEMBER 31, 1996

                                                                                                           TREASURY
                                                     COMMON      ADD'L                         TREASURY       STOCK
                                  COMMON STOCK     PAR VALUE    PAID-IN                          STOCK         AT      SHAREHOLDERS'
DESCRIPTION                       SHARES ISSUED       $.001     CAPITAL          DEFICIT        SHARES        COST         EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995           15,852,100      $15,852   $2,573,400     $(1,838,288)      250,000      $(250)        $750,714

Net Income (loss) before Preferred
  Dividends for the year ended
  December 31, 1996                          --           --           --          88,625            --          --          88,625

Exercise of Employee Stock
  Options                                50,000           50       49,950               --           --          --          50,000

Cash Dividends on Preferred
  Stock, December 1, 1996
  ($.90 per share                                                                 (27,000)                                  (27,000)
                                     ----------      -------   ----------     -----------       -------      -----         --------
Balance, December 31, 1996           15,902,100      $15,902   $2,623,350     $(1,776,663)      250,000      $(250)        $862,339
                                     ==========      =======   ==========     ===========       =======      =====         ========

The accompanying notes are an integral part of these financial statements

                                                   US WATS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                                    YEAR ENDED DECEMBER 31, 1995

                                                                                                           TREASURY
                                                     COMMON      ADD'L                         TREASURY       STOCK
                                  COMMON STOCK     PAR VALUE    PAID-IN                          STOCK         AT      SHAREHOLDERS'
DESCRIPTION                       SHARES ISSUED       $.001     CAPITAL          DEFICIT        SHARES        COST         EQUITY
------------------------------------------------------------------------------------------------------------------------------------
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
                                     ==========      =======   ==========     ===========       =======      =====         ========

The accompanying notes are an integral part of these financial statements

                                   US WATS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                               1997           1996            1995
                                                               ----           ----            ----
OPERATING ACTIVITIES:
  Net income (loss) before preferred dividends            $(3,699,821)    $   88,625      $(277,723)
  Adjustment to reconcile net income (loss) to
  net cash provided by (used-in) operating activities
    Litigation settlement                                          --             --     (2,882,223)
    Issuance of stock bonus                                        --             --         25,000
    Stock to be issued for services                           201,000             --             --
    Depreciation and amortization                           1,010,186        930,293        769,685
    Provision for bad debts                                 1,465,248        479,208        842,628
    Write-off of fixed assets                                      --             --        305,008
    Changes in assets and liabilities which provided
    (used) cash:
      Accounts receivable                                  (1,850,431)    (2,093,041)      (218,822)
      Prepaid expenses and other                               28,642        (30,134)       (20,822)
      Other assets                                             94,554         24,332        (27,501)
      Deferred revenue                                        (40,728)      (255,569)        79,274
      Accounts payable and accrued expenses                 1,077,445      2,153,891      1,209,863
      State & Federal Taxes payable                           330,045        488,360        (72,977)
                                                           ----------     ----------      ---------
  Net cash provided by (used in) operating activities      (1,383,860)     1,785,965       (268,610)
                                                           ----------     ----------      ---------

INVESTING ACTIVITIES:
  Purchase of property and equipment                         (395,491)      (864,304)      (695,469)
  Investment in internet service provider                          --        (40,000)            --
                                                           ----------     ----------      ---------
  Net cash used in investing activities                      (395,491)      (904,304)      (695,469)
                                                           ----------     ----------      ---------

FINANCING ACTIVITIES:
  Proceeds from private placement                           2,300,000             --             --
  Proceeds from stock option and warrant exercises            236,550         50,000        153,870
  (Decrease) Increase in notes payable net                   (506,034)        21,696      1,175,164
  Repayment of capital lease obligations                      (50,341)      (152,005)      (134,453)
  Preferred stock dividend                                    (27,000)       (27,000)       (67,255)
  Payment of loan acquisition costs                           (40,743)            --       (110,986)
                                                           ----------     ----------      ---------
  Net cash (used in) provided by financing activities       1,912,432       (107,309)     1,016,340

Net increase (decrease) in cash and cash equivalents          133,081        774,352         52,261

Beginning cash and cash equivalents                         1,455,186        680,834        628,573
                                                           ----------     ----------      ---------
Ending cash and cash equivalents                           $1,588,267     $1,455,186      $ 680,834

The accompanying notes are an integral part of these financial statements

                        US WATS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BACKGROUND

US WATS, Inc. (the "Company" or "USW") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback, and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas). For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.


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

Allowance for Doubtful Accounts

Write-offs of accounts receivable for 1997 and 1996 were approximately $732,000 and $213,000 respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

      Telecommunications equipment ..........................7 years
      Furniture fixtures and other...........................5 years

Depreciation and amortization expense of property, plant and equipment for 1997, 1996, and 1995, was $1,010,186, $930,293, and $1,030,462, respectively.
Included in depreciation expense for 1995 was approximately $305,000 resulting from the recognized obsolescence of telecommunications equipment.

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

(Loss) Income per Common Share Applicable to Common Shareholders

(Loss) income per common share applicable to common share holders is computed by dividing net (loss) income, after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company effective for the year ended December
31, 1997, as required by the statement.   For the years ended December 31,
1997, 1996, and 1995, the Company's potential common stock equivalents have either an antidilutive or have no effect on (loss) income per share applicable to common shareholders and, therefore, diluted (loss) income per common share applicable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute
(loss) income per common share applicable to common stockholders in the future that were not included in determining the fully diluted (loss) income per common share applicable to common stockholders as the effect is either antidilutive or has no effect.

                                                 Years Ended December 31,
Potential Common Shares resulting from:     1997          1996          1995
                                            ----          ----          ----
Stock Options  (see Note 10)             1,206,691       60,799        875,547

Stock Warrants  (see Note 10)              624,822       23,801        207,009

Cumulative, Convertible, Redeemable
 Preferred Stock (see Note 9)              300,000      300,000        300,000
                                         ---------      -------      ---------
                                         2,131,513      384,600      1,382,556
                                         =========      =======      =========

Fair Value of Financial Instruments

The fair value of the Company's financial instruments such as accounts receivable, accounts payable, and note payable approximate their carrying amounts.

Carrying Value of Long-Term Assets

The Company evaluates the carrying value of long-term assets, including property, plant and equipment, and other intangibles, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 effective January 1, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company does not expect adoption of this statement to result in a material effect on the consolidated financial position or results of operations. The Company will adopt SFAS No. 131 effective January 1, 1998.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, which improves disclosure about pensions and other postretirement benefits, is effective for fiscal year beginning after December 15, 1997, although earlier application is permitted. Management has not yet determined the impact this statement will have on its financial statements.

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.


3. LIQUIDITY AND CONTINUATION OF BUSINESS

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss applicable to common shareholders of $3,756,821 during the year ended December 31, 1997 and had negative cash flow from operating activities of $1,383,860. At December 31, 1997 the Company had a net working capital deficit of $2,664,115, an accumulated deficit of $5,503,484, and total shareholders' deficiency of $156,932. In addition, the Company was not in compliance with several of its covenants in its Loan and Security Agreement with Century Business Credit Corporation, however, the Company received a waiver related to such conditions of non-compliance. The Company's loan contains certain subjective financial performance criteria and in the event the company fails to meet such criteria during 1998, the lender has the right to call the loan in full. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to focus on growing its revenue base through the addition of profitable customers and decreasing its network costs. The Company intends to reduce its network costs by obtaining more favorable pricing from suppliers and by forming strategic alliances with certain similarly situated companies, inducing the Company's sales agents to continue higher revenue production at higher margins. Additionally, the Company is aggressively exploring ways to provide local access to its current and prospective business customers under its favorable interconnection agreements currently not being utilized.

Management will focus on obtaining additional financing or possibly raising additional equity through private placement, in order to ensure adequate funding is available to support operations, if necessary. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, decrease its network costs, maintain adequate financing, and generate sufficient cash flow from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.

4.  NOTE PAYABLE

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

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. The Company was not in compliance with several of its covenants in the Loan and Security Agreement, including covenants pertaining to certain subjective financial performance criteria, however, the Company received a waiver related to such conditions of non-compliance at December 31, 1997. In the event the Company fails to meet the subjective financial performance criteria during 1998, the lender has the right to call the loan in full.

In exchange for warrants to purchase 600,000 shares of Common Stock each, an executive officer and a board member both provided limited personal guarantees in connection with the credit facility. (See Note 10)

5.  OBLIGATIONS UNDER CAPITAL LEASES

Property under capital leases is recorded at the lesser of the present value of the minimum lease payments or its fair value at inception. The Company leases various equipment under three-to-five-year noncancellable leases which expire at various dates through 2000.

The leases carry interest rates ranging from approximately 9.0% to approximately 13.9% and are collateralized by the equipment purchased. The future minimum lease payments for the next five years and related lease obligation balances as of December 31, 1997 are as follows:

               1998             $347,514
               1999              265,156
               2000              162,251
                                --------
               TOTAL            $774,921


                                                           1997         1996
                                                           ----         ----
Aggregate capital lease obligation
  as of the year ended December 31                       $774,921     $878,315
Less--amounts representing interest                       121,566      174,619
                                                         --------     --------
Present value of net minimum payments under
  capital leases                                          653,355      703,696
Less--current portion of capital lease obligations        273,095      194,472
                                                         --------     --------
Capital lease obligations, net of current portion        $380,260     $509,224
                                                         ========     ========

The following is an analysis of property under capital leases:

                                                    1997            1996
                                                    ----            ----
Telecommunications Equipment                    $1,405,151      $1,028,660
Office Equipment                                    57,300          57,300
                                                ----------      ----------
    TOTAL                                        1,462,451       1,085,960

Less Accumulated Amortization                      434,783         224,340
                                                ----------      ----------
Net Assets Under Capital Lease                  $1,027,668      $  861,620
                                                ==========      ==========

Amortization of assets under capital leases charged to operations and included in depreciation expense was $210,443, $149,523 and $102,574 in 1997, 1996, and
1995 respectively.

6.  INCOME TAXES

The net deferred tax asset at December 31 includes the following:

                                                   1997            1996
                                                   ----            ----
Deferred Tax Asset                            $ 2,295,700       $ 953,000
Deferred Tax Liability                           (359,200)       (322,000)
Valuation Allowance for Deferred Tax Asset     (1,936,500)       (631,000)
                                              -----------       ---------
                                              $        --       $      --
                                              ===========       =========

The utilization of the deferred tax asset depends on the Company's ability to earn taxable income in the future. Although estimates are subject to change, management was not able to determine that utilization of the deferred tax asset is likely. Accordingly, a valuation allowance has been provided for the entire deferred tax asset. The tax effect of major temporary differences that gave rise to the Company's deferred tax assets and liabilities at December 31 are as follows:


                                                   1997            1996
                                                   ----            ----
Net Operating Loss and Carryforwards           $1,441,100       $ 609,000
Allowance for Doubtful Accounts                   659,400         344,000
Legal and Commission Reserves                     195,200              --
Depreciation                                     (359,200)       (322,000)
                                               ----------       ---------
Net Deferred Tax Asset                          1,936,500        $631,000
                                               ----------       ---------
Valuation Allowance                            (1,936,500)       (631,000)
                                               ----------       ---------
Total                                          $       --        $     --
                                               ==========        ========

The provision for income tax expense (benefit) for the years ended December 31, consisted of the following amounts:


                                         1997           1996           1995
Current tax expense (benefit)
  Federal                              $   --         $7,000         $   --
  State                                    --             --             --
                                       ------         ------         ------
                                           --          7,000

Deferred tax expense
  Federal                                  --             --             --
  State                                    --             --             --
                                       ------         ------         ------
                                       $   --         $7,000          $  --


Total income tax expense amounted to $7,000 in 1996, an effective tax rate of 8.1%, compared to income tax expense (benefit) of $(1,257,900) in 1997, $ 29,500 in 1996 and $(94,000) in 1995 computed by applying the statutory rate of 34% to income (loss) before income tax (benefit). These differences are accounted for as follows:

                                       1997                          1996                            1995
                                                       % of                          % of                          % of
                                                      pretax                        pretax                        pretax
                                     Amount           income         Amount         income         Amount         income
------------------------------------------------------------------------------------------------------------------------
Computed "expected" income
  tax expense (benefit)          $(1,257,900)         (34.0)      $ 29,500           34.0       $(94,000)         (34.0)
Valuation allowance                1,250,600           33.8        (30,500)         (35.1)        80,000           28.9
Other                                  7,300             .2          8,000            9.2         14,000            5.1
                                 -----------          -----        -------          -----       --------           ----
Actual income tax
  expense (benefit)              $        --             --        $ 7,000            8.1        $    --             --


The Company has available approximately $4,214,860 and $1,736,926 net operating loss carryforwards which may be applied against future Federal taxable income and alternative taxable income respectively. These carryforwards begin to expire in 2005.

7.  COMMITMENTS AND CONTINGENCIES

The Company has a long term contract for the purchase of 1+, 800, and Private lines services over a 36 month period, expiring in May 1999. The contract provides for a minimum monthly commitment of $250,000 and an aggregate commitment of $9,000,000 over the contract life. The Company has met its monthly commitments through December 1997.

The Company leases certain offices and equipment. Future annual minimum lease payments under the significant agreements are as follows for the years ended December 31:

               1998                $  395,370
               1999                   228,240
               2000                   208,617
               2001                   149,748
               2002                   132,366
               thereafter             280,525
                                   ----------
                 TOTAL             $1,394,866
                                   ==========

Rent expense incurred for operating leases was approximately $488,436, $ 422,896 and $351,300 in 1997, 1996, and 1995, respectively.

The Company had entered into employment agreements with certain of its Executive Officers. At December 31, 1997, the total minimum commitment level over the next three years is approximately $825,000.

The Company entered into a contract in December 1996 with its Chairman for consulting services. The total minimum aggregate commitment level over the remaining five years of the contract as of December 31, 1997 is approximately $625,000.

The Company entered into an agreement with a long distance carrier effective August 25, 1995 for that carrier to provide network design, network operation and network management of the Company's switch in Oakland, CA. The agreement specified certain incentive bonuses, payable in common stock, for the carrier based on traffic levels of the Oakland switch. Based on levels reached during the two year term of the agreement which ended August 25, 1997, the Company owes the carrier 106,060 shares of common stock. At December 31, 1997, the Company had not yet issued the stock to the carrier and as such has recorded the par value of the shares which is $106 in common stock payable. The difference between the par value and the fair value of the shares of $150,000, which was determined at two different anniversary dates, has been recorded as paid in capital with the related charge to Selling, General and Administrative Expense.

The Company received a request from two of its stockholders requesting the company investigate possible violations of Section 16(b) of the Securities Exchange Act of 1934 by Gold & Appel Transfer, S.A., a holder of more than 10% of the outstanding shares of the Company's common stock. The alleged violations relate to "short-swing" profits that may have been realized by Gold & Appel in connection with certain purchase and sale transactions in the Company's common stock during the period beginning January 1997 through the present. The stockholders further request that if the company's investigation confirms such violations occurred, the Company take steps to recoup all profits obtained by Gold & Appel in violation of Section 16(b). The Company is currently investigating this matter and is evaluating the possible actions to be taken by the company, if any. The Company is currently unable to estimate the potential amount of any such "short-swing" profits that may have to be paid back to the Company, but believes that such amount could be material to the Company.

See also Notes 12 and 13.

8.   PENSION PLANS

The Company sponsors a 401(K) Pension and Profit Sharing Plan for all employees. The Company had matched up to 25% of the first 6% of the employee contributions for the period July 1, 1997 through December 31, 1997. Prior to July 1, 1997, the Company has elected not to match any employee contributions or make any profit sharing contributions to the plan.


9.   PREFERRED STOCK

Redeemable Preferred:

The Company has outstanding cumulative, convertible, redeemable preferred stock which is convertible at the option of respective shareholders thereof, into ten (10) common shares at a conversion price of one dollar ($1.00) each.

At any time after September 1, 1996, the Company, at the option of its Board of Directors, may redeem part or all of the preferred shares outstanding at $11.00 each plus unpaid and accumulated dividends. At December 31, 1997, the maximum aggregate redemption value is $330,000 and there were no unpaid accumulated dividends. The preferred stock is mandatorily redeemable in cash on January 2, 2049 at $11.00 per share. Dividends on the preferred stock are payable in cash only at a rate of 9% per annum on December 1, March 1, June 1, and September 1.

Preferred Stock:

In July 1994, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize 850,000 shares of par value $.01 per share preferred stock. No shares were issued as of December 31, 1997.


10.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Under the Company's stock option plans, options may be granted to officers and employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of December 31, 1997, 1,909,000 of the outstanding stock options were exercisable under the plans. The exercise prices of the outstanding options represented the fair market value at dates of grant.

A summary of the Company's stock option plans activity for common shares for the three years ended December 31, 1997 follows:

                                                    Weighted
                                                     Average
                                                    Exercise
                             Number of Shares          Price
                             ----------------       --------
Outstanding 12/31/94               3,108,300           $1.37
  Granted                          2,282,500           $1.17
  Exercised                         (111,000)          $1.48
  Terminated                      (1,028,800)          $1.66
                                  ----------           -----
Outstanding 12/31/95               4,251,000           $1.19
  Granted                          2,045,000           $1.52
  Exercised                          (50,000)          $1.00
  Terminated                      (1,770,000)           $.97
                                  ----------           -----
Outstanding 12/31/96               4,476,000           $1.43
  Granted                          1,610,000           $1.27
  Exercised                         (160,000)          $1.07
  Terminated                      (3,483,166)          $1.48
                                  ----------           -----
Outstanding 12/31/97               2,442,834           $1.28
                                  ==========           =====


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

                                                    1997            1996
                                                    ----           ----
Reported Net (Loss) Income                      $(3,726,821)     $  61,625
Proforma Net Loss                               $(4,454,993)     $(288,493)
Reported Net Income (Loss) Per Share            $     (0.23)     $      --
Proforma Net Loss Per Share                     $     (0.28)     $   (0.02)

In accordance with the requirements of SFAS 123, this method of accounting has not been applied to options granted prior to the fiscal year beginning January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted fair value of options granted during Fiscal 1997 and 1996 was $.75 and $.55, respectively. The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: risk-free interest rates of 6.5%, expected dividend yields of 0%, expected lives of three years from the date of grant, and expected price volatility of 65% for the options granted in 1996 and 1997.

In May 1995, the Company agreed to issue to each of two directors/officers of the Company 600,000 Warrants to purchase Common Stock, in consideration for limited personal guarantees to be provided in connection with the revolving credit facility. Each Warrant entitles the holder to purchase one share of Common Stock of the Company at a price of $1.0625 per share until May, 2000. In September 1997, each of the two directors/officers exercised 31,000 warrants resulting in an additional amount of $25 and $24,975 added to Common Stock and paid in capital, respectively. (See Note 4)

In May 1997, the Company agreed to issue to an independent contractor, 50,000 warrants to purchase Common Stock. Each warrant entitles the holder to purchase one share of Common Stock of the Company at a price of $1.03 per share until May 2002. The Company recorded the related consulting fees as an expense in the amount of $51,000 representing the estimated fair value of the options in accordance with SFAS 123.

The Company was notified in August, 1997 that it had failed to meet the Capital and Surplus requirement for continued listing of its Common Stock on the Nasdaq SmallCap Market as of June 30, 1997. The Company was granted a temporary exemption from the NASD subject to the Company meeting certain conditions. In order to prevent the Company's stock from being delisted, on September 19, 1997, certain members of the Company's Board of Directors exercised outstanding warrants to purchase 62,000 shares of Common Stock for $65,875 in net proceeds to the Company. In November 1997, the Company sold an additional 1,590,000 shares of its Common Stock for $1.50 per share, raising $2,300,000 of net proceeds in a private placement sale to a significant former shareholder. At December 31, 1997, the Company does not meet the minimum Nasdaq capital requirements. As a result, The Nasdaq Stock Market may require that the Company raise additional capital to maintain the listing of its Common Stock on The Nasdaq Small Cap Market. There can be no assurance that the Company will be able to raise additional capital to maintain the listing of its Common Stock on The Nasdaq Small Cap Market.


11.  CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information

The Company made cash payments for interest of $322,508, $272,978, and $87,189, for the years ended December 31, 1997, 1996, and 1995, respectively. The Company made cash payments for income taxes of $0, $0, and $75,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Redeemable Preferred Stock in the amount of $1,000,000 was converted into Common Stock in the year ended December 31, 1995. Redeemable Preferred Stock accreted in value by $30,000 in the year ended December 31, 1997.

During the years ended December 31, 1997, 1996, and 1995, the Company acquired approximately $176,000, $124,000 and $739,000, respectively of telephone communications and other equipment with capital leases. The lease agreements were financed over three and five year periods.

12.  LITIGATION

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

During 1995, the Company's dispute with Colonial Penn Group, Inc. and Colonial Penn Insurance Company (collectively "CPG") was favorably resolved , resulting in the reversal of an accounts payable in the amount of approximately $2,880,000. However, this benefit was substantially offset by the cost of unsuccessfully litigating the resultant AT&T case on the basis of anti-trust. The costs of litigation with AT&T incurred during 1995 approximated $850,000. These costs do not include approximately $305,000 of related expenses pertaining to the write-down of certain AT&T signal conversion equipment and accounts receivable written-off, which were attributable to AT&T services provided by the Company. In addition, AT&T was awarded a counter claim in the litigation in the amount of $669,000, pertaining to services utilized in prior years. As a result of settlement of these matters the Company recognized a net favorable impact of approximately $1,056,000 in 1995 which is included in litigation settlements in other income on the Consolidated Statement of Operations.

The Company is party, in the ordinary course of business, to other litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements, however, there can be no assurances to this effect.


13.  RELATED PARTY TRANSACTIONS

Indemnification Arrangements

USW is a party to indemnification agreements with two of its directors, Aaron
R. Brown and Stephen J. Parker, dated August 1990. In addition, USW has entered into an indemnification agreement with Kevin O'Hare, a former executive officer of USW, dated July, 1997. In general, the indemnification agreements obligate USW to indemnify each of Messrs. Brown, Parker and O'Hare against the liabilities and expenses incurred by them in acting as a director or officer of USW to the maximum extent allowed by law. USW, together with Messrs. Parker, Brown and O'Hare, have been sued by USW's former president for various claims asserted by the plaintiff in connection with his termination of employment with USW on December 30, 1996. USW and the individual defendants have selected counsel to defend the action. The Board of Directors of USW has authorized USW to advance the expenses of the individual defendants incurred in defending ths action upon the receipt of an undertaking from each of them to repay the amounts so advanced in the event it is determined that they are not entitled to indemnification under applicable law. As of December 31, 1997, no amounts had been advanced by USW under such agreements. (See Note 12)

Sales Agency

Mr.Goldberg, a director of USW, acts as a sub-agent for USW and is the co-owner of Goldberg & Associates, a company that acts as an agent for USW in the sale of USW's products and services. During 1997 USW paid Mr. Goldberg and such company a total of $136,983 in commissions for their services as USW's sales agents.

Loans

During the first quarter of 1996, USW borrowed $100,000 from each of Aaron R. Brown and Stephen J. Parker, directors of USW. During 1996, USW repaid the entire outstanding balance of the loans to Messrs. Brown and Parker with interest at a rate of 10% per annum. The loans were payable upon demand.

14.  CHANGES IN MANAGEMENT

Effective September 30, 1997, Kevin O'Hare, President and Chief Executive Officer, terminated his employment with the Company. Mr. O'Hare was immediately replaced by Stephen Parker as President and Chief Executive Officer. Upon termination Mr. O'Hare received severance pay of approximately $67,000 and retained 100,000 stock options at $1.03125 per share. Mr. O'Hare originally had a three year employment agreement effective December 16, 1996 including an additional 500,000 stock options at $1.03125 per share and 500,000 stock options at $1.30 per share. These additional stock options were relinquished as of September 30, 1997.


In October 1997, Mark Mendes, Chief Operating Officer, and Christopher Shannon, Chief Financial Officer terminated their employment with the Company. Mr. Mendes and Mr. Shannon each had a three year employment agreement -- their termination agreements entitled them to receive severance pay in the amount of $54,000 and $52,000 respectively. Also upon termination, Mr. Mendes retained 56,667 stock options at $1.25 per share and Mr. Shannon retained 56,667 stock options at $1.219 per share. At termination, each relinquished 293,333 stock options at the same price.

15.  PROPOSED MERGER TRANSACTION

On October 28, 1997, the Company entered into an Agreement and Plan of Merger with ACC Corp. and a wholly-owned subsidiary of ACC Corp., pursuant to which ACC Corp. would issue approximately $46 million worth of its Common Stock to holders of US WATS capital stock, and US WATS would become a wholly-owned subsidiary of ACC Corp. The merger was subject to the satisfaction of certain conditions, including that the merger be treated as a pooling of interests. Costs associated with the merger of $567,000 incurred by the Company prior to December 31, 1997 are included in selling, general, and administrative expenses in the Company's Statement of Operations. Subsequent to 1997, the Company expects to incur costs of approximately $131,000 associated with the merger. On March 11, 1998, the Company announced an agreement with ACC Corp. for mutual termination of the Agreement and Plan of Merger, by and among US WATS, ACC Corp. and a subsidiary of ACC Corp.

16. FOURTH QUARTER RESULTS (UNAUDITED)

The Company experienced a fourth quarter net loss of approximately $2,462,000 or $.15 per share. Non-recurring expenses in the fourth quarter accounted for approximately $1,800,000 of the net loss. Included in the non-recurring expenses were consulting, legal, and accounting fees of approximately $600,000 which were incurred in the fourth quarter in connection with the now terminated proposed merger with ACC Corp. Approximately $700,000 of such expenses were related to higher than anticipated bad debt charge-offs on individual carrier accounts, which became uncollectible in the fourth quarter. Reserves for litigation, severance payments to former executives, and stock compensation paid to consultants accounted for $500,000 of such expenses. The remaining fourth quarter loss was attributable to operational challenges faced by the Company in the fourth quarter.

                                           US WATS, INC.
                          Schedule II - Valuation and Qualifying Accounts

----------------------------------------------------------------------------------------------------
 COL. A                 COL. B                  COL. C                COL. D         COL. E
----------------------------------------------------------------------------------------------------
 DESCRIPTION              BALANCE AT                    CHARGED TO     DEDUCTIONS-    BALANCE AT
                          BEGINNING     CHARGED TO        OTHER        ACCOUNTS        END OF
                          OF PERIOD       EXPENSE       ACCOUNTS-     WRITTEN OFF      PERIOD
                                                       RECOVERIES
----------------------------------------------------------------------------------------------------
Period ended 12/31/97

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE     $ 672,058     $ 1,465,248     $  93,343    $  (731,900)    $1,498,749
----------------------------------------------------------------------------------------------------
Period ended 12/31/96

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE     $ 268,921     $   479,209     $ 137,532    $  (213,604)    $  672,058
----------------------------------------------------------------------------------------------------
Period ended 12/31/95

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE     $ 537,533      $ 842,628      $  22,779    $(1,134,019)    $  268,921
----------------------------------------------------------------------------------------------------