Form 10-Q
period 1998-03-31
US WATS INC
filed 1998-05-15
CIK 862025

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____ to _____


                       Commission File Number:  0-22944



                                 US WATS, INC.
                                 -------------
            (Exact name of Registrant as specified in its charter)



           New York                                   22-3055962
           --------                                   ----------

(State or other jurisdiction of         (I.R.S.  Employer Identification No.)
incorporation or organization)


111 Presidential Boulevard
Bala Cynwyd, Pennsylvania                               19004
-------------------------                               -----
(Address of principal executive offices)              (Zip Code)


                                (610) 660-0100
                                --------------
             (Registrant's telephone number, including area code)



                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X      No
                            -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                                        Outstanding at
                         Common Stock    May 7, 1998
                         ------------    -----------
                            $.001         19,794,394

                        US WATS, INC. AND SUBSIDIARIES
                                   FORM 10-Q



                                 INDEX



                                                                        Page (s)
                                                                        --------

PART I
======

FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
            March 31, 1998 (unaudited) and December 31, 1997              3 - 4

         Consolidated Statements of Operations
            Three Months Ended March 31, 1998 and 1997 (unaudited)            5

         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 and 1997 (unaudited)            6

         Notes to Consolidated Financial Statements (unaudited)          7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      12 - 14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk           14

 PART II
=========

OTHER INFORMATION                                                            15

SIGNATURE PAGE                                                               16

PART I
=========
Financial Information

ITEM 1.
------
FINANCIAL STATEMENTS




                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  March 31,    December 31,
                                              1998 (unaudited)    1997
                                              ----------------    ----
     Assets
     ------

Current Assets
  Cash and cash equivalents                       $  871,971   $1,588,267
  Accounts receivable, net of allowance for
     doubtful accounts of $1,584,793 for 1998,
     and $1,498,749 for 1997                       7,008,487    6,899,082
  Prepaid expenses and other                         119,765      108,683
                                                  ----------   ----------

     Total Current Assets                          8,000,223    8,596,032
                                                   ---------   ----------
Property and Equipment
 Telecommunications equipment                      3,882,908    3,881,857
 Equipment                                         1,615,445    1,579,435
 Software                                            651,153      647,797
 Office furniture and fixtures                       155,553      155,553
 Leasehold improvements                               36,432       36,432
                                                   ---------   ----------
                                                   6,341,491    6,301,074
 Less accumulated depreciation and amortization    3,538,686    3,286,435
                                                   ---------   ----------

     Total Property and Equipment, net             2,802,805    3,014,639
                                                   ---------    ---------

Other assets, principally deposits                   198,430      202,804
                                                   ---------    ---------

                                                 $11,001,458  $11,813,475
                                                 ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  March 31,     December 31,
                                              1998 (unaudited)     1997
                                              ----------------     ----
     Liabilities and Shareholders' Equity
     ------------------------------------

Current Liabilities
  Note payable                                  $1,181,776       $  690,826
  Capital lease obligations, current portion       268,331          273,095
  Accounts payable                               6,356,243        6,975,779
  Accrued commissions                              878,254          943,556
  Accrued expenses and other                       838,960        1,007,980
  State and Federal taxes payable                1,121,298        1,293,417
  Deferred revenue                                  11,873           75,494
                                                ----------       ----------

     Total Current Liabilities                  10,656,735       11,260,147
                                                ----------       ----------

Long-Term Liabilities

  Capital lease obligations, net of
    current portion                                318,253         380,260
                                                   -------         -------


Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
  150,000 shares, issued and outstanding:
  30,000 shares in 1998, 30,000 shares in 1997
  Redemption value:  $11.00 per share              330,000         330,000
                                                   -------         -------

Common Shareholders' Equity
  Common stock issuable                                106             166
  Common stock, $001 par, authorized
  30,000,000 shares; issued:
  17,940,334 shares in 1998
  17,654,100 shares in 1997                         17,941          17,654
  Additional paid-in capital                     5,587,200       5,328,982
  Accumulated Deficit                           (5,908,527)     (5,503,484)
                                                ----------      ----------
                                                  (303,280)       (156,682)

Common stock held in treasury                         (250)           (250)
 (250,000 shares), at cost                       ---------       ---------
                                                  (303,530)       (156,932)
                                                 ---------       ---------

                                               $11,001,458     $11,813,475
                                               ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          1998          1997
                                                       -----------   -----------

Revenues                                               $11,871,250  $13,507,072

Cost of sales                                            8,615,837    9,622,812
                                                       -----------   -----------

Gross profit                                             3,255,413    3,884,260

Selling, general and administrative expenses             3,611,047    3,956,961
                                                       -----------   -----------

Income (loss) from operations                            (355,634)      (72,701)

Other Income (expense)
  Interest income                                           16,932       19,085
  Interest expense                                        (59,590)      (74,924)
                                                       -----------   -----------

Income (loss) before income taxes                        (398,292)     (128,540)

Income taxes                                                    --            --
                                                       -----------   -----------

Net income (loss)                                         (398,292)    (128,540)

Preferred dividends                                          6,750        6,750
                                                       -----------   -----------

Net income (loss) applicable to common shareholders    $ (405,042)   $ (135,290)
                                                       ===========   ===========

Earnings (loss) per share applicable
  to common shareholders:                              $     (.02)   $     (.01)
                                                       ===========   ===========

Weighted Average Number of Shares
  Outstanding in Computation                            17,730,787    15,922,649
                                                        ==========   ===========

  The accompanying notes are an integral part of these financial statements.


                        US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               1998         1997
                                                            -----------   -----------

OPERATING ACTIVIES
  Net income (loss) before preferred dividends              $  (398,292)  $  (128,540)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used-in) operating activities
     Depreciation and amortization                              256,625       255,414
     Provision for bad debts                                    272,220         4,669
     Changes in assets and liabilities which provided
     (used) cash:
       Accounts receivable                                     (381,625)   (2,270,526)
       Prepaid expenses and other                               (11,082)      (48,482)
       Other assets                                                  --          (205)
       Deferred revenue                                         (63,621)      (26,121)
       Accounts payable and accrued expenses                   (853,858)      844,275
       State and Federal Taxes payable                         (172,119)       10,179
                                                            -----------   -----------

  Net cash (used in) provided by operating activities        (1,351,752)   (1,359,337)
                                                            -----------   -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                            (40,416)     (117,488)
                                                            -----------   -----------

  Net cash (used in) provided by investing activities           (40,416)     (117,488)
                                                            -----------   -----------

FINANCING ACTIVITIES
  Proceeds from stock option exercises                          258,443        25,000
  Increase in notes payable, net                                490,950       820,271
  Repayment of capital lease obligations                        (66,771)      (48,722)
  Preferred stock dividend                                       (6,750)       (6,750)
                                                            -----------   -----------

  Net cash provided by (used in) financing activities           675,872       789,799
                                                            -----------   -----------

Net (decrease) increase in cash                                (716,296)     (687,026)

Beginning cash                                                1,588,267     1,455,186
                                                            -----------   -----------

Ending cash                                                 $   871,971   $   768,160
                                                            ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BACKGROUND
--------------

US WATS, Inc. ("the Company") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), International Callback and carrier termination. The Company uses its own switches and facilities to originate, transport and terminate calls for customers located in the Mid-Atlantic region as well as all of California with the exception for select Independent Telephone Company territories. Approximately 85% of the calls billed by the Company each month are processed through the Company's own switches. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

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


The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements.
Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

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


PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:


            Telecommunications equipment........ 7 years
            Furniture fixtures and other........ 5 years



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


(LOSS) INCOME PER COMMON SHARE APPLICABLE TO COMMON SHAREHOLDERS


(Loss) income per common share applicable to common shareholders is computed by dividing net (loss) income, after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company effective for the year ended December
31, 1997, as required by the statement.   For the three months ended March 31,
1998 and 1997, the Company's potential common stock equivalents have an antidilutive effect on (loss) income per share applicable to common shareholders and, therefore, diluted (loss) income per common share applicable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute
(loss) income per common share applicable to common shareholders in the future that were not included in determining the fully diluted (loss) income per common share applicable to common shareholders as the effect is antidilutive.


                                                                    Three Months Ended March 31,
Potential Common Shares resulting from:                              1998                    1997
                                                             ---------------------  ----------------------
Stock Options                                                       844,453               415,686

Stock Warrants                                                      539,654               234,018

Cumulative, Convertible, Redeemable Preferred Stock                 300,000               300,000
                                                                  ---------               -------

                                                                  1,684,107               949,704
                                                                  =========               =======



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

NEW ACCOUNTING PRONOUNCEMENTS


In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement, establishes standards for reporting and disclosure for comprehensive income. The Company adopted this statement during the first quarter of fiscal year 1998. Adoption of this statement had no impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS No. 131 in its December 31, 1998 annual financial statements.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement improves disclosure about pensions and other postretirement benefits. The Company adopted this statement during the quarter ended March 31, 1998. Adoption of this statement had no impact on the Company's consolidated financial statements.

In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP is effective for the Company in 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

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

On June 13, 1997, Mark Scully, the former President and Chief Operating Officer of the Company, filed a complaint against the Company and several officers and/or Directors in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action.


5. SUBSEQUENT EVENTS
--------------------

In April 1998, the Company's Chairman and Chief Executive Officer each exercised
300,000 options and 569,000 warrants for a total of $2,034,124.   In addition,
short-swing profits of $1,439,644 were remitted to the Company as a result of a violation of Section 16(b) of the Securities Exchange Act of 1934 by a beneficial owner.

ITEM 2.
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue for the quarter ended March 31, 1998 decreased approximately $1,636,000 (12%) versus the quarter ended March 31, 1997. Approximately $640,000 (39%) of the decrease was due to a decrease in the Company's revenue derived from retail sales through the agent and reseller channels. Throughout the first quarter of 1998, the Company was involved with integration plans associated with the proposed merger agreement with ACC Corp. This had a significant impact on the Company's business as sales and operating initiatives were delayed during this period. Since the termination of the merger agreement took place in March, the Company has issued aggressive pricing to the agents. The Company has also reinstituted an aggressive agent recruitment program by hiring three new agent managers to be located in on-net markets. These strategies will allow the Company to build the revenue base beyond previous levels in the near term.

In addition, approximately $746,000 (46%) of the overall revenue decrease was related to the international callback channel. This revenue decrease is attributed to the Company's decision to discontinue service to two international callback wholesalers as a result of their operational problems. The Company plans to pursue other international callback wholesale customers in the second quarter of 1998.

For the quarter ended March 31, 1998, gross profit as a percentage of revenue was approximately 27% versus 29% for the quarter ended March 31, 1997. The decrease in gross profit margin is attributed to two main factors. First, the Company experienced an increase in carrier revenue as a percentage of overall revenue, increasing from approximately 22% for the quarter ended March 31, 1997 to approximately 26% for the quarter ended March 31, 1998. Carrier revenue has
lower gross margins than other revenue streams.   Therefore, as a result of this
percentage increase in carrier revenue to total revenue, the Company's overall gross margin declined. Also, in the quarter ended March 31, 1998, the rate per minute for retail sales decreased .015 cents versus the quarter ended March 31, 1997, due to competitive pressures in the industry. The Company has recently negotiated lower rates from two significant off-net vendors which management believes will benefit gross profit margins going forward. Overall, the Company's gross profit decreased approximately $629,000, mainly due to the decrease in revenue as noted above.

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 1998 decreased approximately $346,000 versus the amount incurred in the quarter ended March 31, 1997. The decrease in SG&A expense is mainly due to a decrease in commissions paid to resellers and agents of approximately $358,000, as a result of the decrease in revenue through these channels. Salary expense also decreased by approximately $237,000 in the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. This is a result of a decrease in headcount, including the termination of high salaried management personnel occurring in the third and fourth quarters of 1997. These decreases in SG&A expenses were offset by an increase in bad debt expense of approximately $268,000. The Company's bad debt expense is approximately (2%) of revenue for the quarter ended March 31, 1998 compared with (0%) for the quarter ended March 31, 1997. Bad debt expense in the quarter ended March 31, 1998 represents a normal and recurring provision made by the Company. The increase from the prior year comparative quarter is as a result of minimal bad debt expense recorded in the quarter ended March 31, 1997. SG&A expense as a percentage of revenue increased from approximately 29% for the quarter ended March 31, 1997 to approximately 30% for the quarter ended March 31, 1998. This marginal increase is mainly due to the decrease in overall revenue.

Interest expense for the quarter ended March 31, 1998 decreased versus the amount incurred in the quarter ended March 31, 1997 by approximately $15,000. This is due to an average decrease in the Company's revolving line of credit for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

The net loss for the quarter ended March 31, 1998 was approximately $398,000, an increase of approximately $270,000 versus the quarter ended March 31, 1997. The increased loss is mainly due to the decrease in gross profit margin as noted above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio decreased from .76:1.00 at December 31, 1997 to .75:1.00 at March 31, 1998. The Company's cash balance decreased approximately $716,000 from its balance at December 31, 1997. This was due to a faster turnover of accounts payable offset by proceeds from stock options and an increase in the note payable.

Accounts receivable net of the allowance for doubtful accounts increased approximately 2% from December 31, 1997 to March 31, 1998 versus a 10% decrease in gross revenue for the quarter ended March 31, 1998 compared to the quarter ended December 31, 1997. Bad debt expense for the quarter ended March 31, 1998 was approximately (2%) of revenue.

In April 1998, the Company was notified by the NASD that as of December 31, 1997 the Company did not meet the minimum capital and surplus requirements to remain listed in The NASDAQ Small Cap Market. However, the Company's cash and equity positions were improved in April 1998. The Company's Chairman and Chief Executive Officer each exercised 300,000 options and 569,000 warrants for a
total of $2,034,124.   In addition, short-swing profits of $1,439,644 were
remitted to the Company as a result of a violation of Section 16(b) of the Securities Exchange Act of 1934 by a beneficial owner. The Company has responded to the NASD's letter with a pro forma balance sheet including these transactions. As of the date of this filing, the Company is awaiting the NASD's review of the documentation submitted.

The Company has been able to finance its growth to date with limited equity capital which has been sufficient for current needs. The Company's plans for continued growth includes both substantial internal growth and the potential acquisition of other long distance companies. In order to achieve the Company's plans for growth in the long distance business as well as its entry into the local exchange arena, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts. However, the Company's subsequent improvement in cash and working capital position should provide the Company with better funding alternatives then it has had in the past.



YEAR 2000
---------

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


ITEM 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II
=======
OTHER INFORMATION



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



                              US WATS, Inc.
                              (Registrant)



                              By:  /s/  Steven Parker
                                  --------------------

                                  STEVEN PARKER,
                                  President & Chief Executive Officer,
                                  Treasurer, Director


                              By:   /s/  Michael McAnulty
                                   -----------------------

                                   MICHAEL McANULTY
                                   Chief Financial Officer



Dated:  May 14, 1998