Form 10-Q
period 1998-06-30
US WATS INC
filed 1998-08-14
CIK 862025

                              THE UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1998

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

                        Yes   X    No
                            -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                   Outstanding at
                   Common Stock    August 14, 1998
                   ------------    ---------------
                      $.001          20,009,394

                        US WATS, INC. AND SUBSIDIARIES
                                   FORM 10-Q


                                     INDEX

                                                                        Page (s)
                                                                        --------
PART I
======

FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-
          June 30, 1998 (unaudited) and December 31, 1997                3 - 4

         Consolidated Statements of Operations-
          Three and Six Months Ended June 30, 1998 and 1997 (unaudited)    5

         Consolidated Statements of Cash Flows-
          Six Months Ended June 30, 1998 and 1997 (unaudited)              6

         Notes to Consolidated Financial Statements (unaudited)         7  -  11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     12  -  15

Item 3.  Quantitative and Qualitative disclosure about Market Risk        15

PART II
=======

OTHER INFORMATION                                                         16

SIGNATURE PAGE                                                            17

PART I
======
Financial Information

ITEM 1.
------
Financial Statements



                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              June 30,           December 31,
                                          1998 (unaudited)          1997
                                          ----------------          ----
     Assets
     ------

Current Assets

  Cash and cash equivalents                $ 5,333,812              1,588,267

  Accounts receivable, net of allowance
     for doubtful accounts of $1,000,457
     for 1998, and $1,498,749 for 1997       6,874,589              6,899,082

  Prepaid expenses and other                   192,461                108,683
                                            ----------             ----------

     Total Current Assets                   12,400,862              8,596,032
                                            ----------             ----------

Property and Equipment

  Telecommunications equipment               3,885,300              3,881,857
  Equipment                                  1,623,442              1,579,435
  Software                                     652,422                647,797
  Office furniture and fixtures                155,553                155,553
  Leasehold improvements                        38,932                 36,432
                                            ----------             ----------
                                             6,355,649              6,301,074
  Less accumulated depreciation
    and amortization                         3,791,898              3,286,435
                                            ----------             ----------

     Total Property and Equipment, net       2,563,751              3,014,639
                                            ----------             ----------

Other assets, principally deposits             228,851                202,804
                                            ----------             ----------
                                           $15,193,464            $11,813,475
                                            ==========             ==========

  The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,          December 31,
                                              1998 (unaudited)        1997
                                              ----------------        ----
     Liabilities and Shareholders' Equity (Deficiency)
     -------------------------------------------------

Current Liabilities
  Note payable                                 $ 1,023,267          $   690,826
  Capital lease obligations, current portion       259,141              273,095
  Accounts payable                               6,130,811            6,975,779
  Accrued commissions                              825,848              943,556
  Accrued expenses and other                       861,337            1,007,980
  State and Federal taxes payable                1,015,620            1,293,417
  Deferred revenue                                  21,999               75,494
                                                ----------           ----------

     Total Current Liabilities                  10,138,023           11,260,147
                                                ----------           ----------

Long-Term Liabilities
  Capital lease obligations,
  net of current portion                           255,233              380,260
                                                ----------           ----------

Commitments and Contingencies

Redeemable preferred stock, $.01 par,
   authorized 150,000 shares,
   issued and outstanding:
   in 1998, and 30,000 shares 1997
  Redemption value:  $11.00 per share              330,000              330,000
                                                ----------           ----------

Common Shareholders Equity (Deficiency)
  Common stock, $.001 par, authorized
  Common stock issuable                                 --                  166
  30,000,000 shares; issued:
  20,009,394 shares in 1998
  17,654,100 shares in 1997                         20,010               17,654
  Additional paid-in capital                    10,330,255            5,328,982
  Accumulated deficit                           (5,879,807)          (5,503,484)
                                                ----------           ----------
                                                 4,470,458             (156,682)

Common stock held in treasury
  (250,000 shares), at cost                           (250)                (250)
                                                ----------           ----------

Total Equity (Deficiency)                        4,470,208             (156,932)
                                                ----------           ----------

                                               $15,193,464          $11,813,475
                                                ==========           ==========

  The accompanying notes are an integral part of these financial statements.

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three Months Ended           Six Months Ended
                                                         June 30,                     June 30,
                                                 --------------------------    --------------------------
                                                    1998            1997           1998           1997
                                                    ----            ----           ----           ----
Revenues                                         $11,844,652    $15,884,285    $23,715,902    $29,391,357

Cost of sales                                      8,538,178     11,592,457     17,154,015     21,215,269
                                                 -----------    -----------    -----------    -----------

Gross profit                                       3,306,474      4,291,828      6,561,886      8,176,088

Selling, general and administrative expenses       3,247,700      4,333,829      6,865,746      8,290,790
                                                 -----------    -----------    -----------    -----------

Income (loss) from operations                         58,774        (42,001)      (296,859)      (114,702)

Other income (expense)

  Interest income                                     41,237         18,586         58,168         37,671
  Interest expense                                   (64,542)       (84,215)      (124,133)      (159,139)
                                                 -----------    -----------    -----------    -----------
  Total other income (expense)                       (23,305)       (65,629)       (65,965)      (121,468)


Income (loss) before income taxes                     35,469       (107,630)      (362,824)      (236,170)

Income taxes                                               0              0              0              0
                                                 -----------    -----------    -----------    -----------

Net income (loss) before preferred dividends          35,469       (107,630)      (362,824)      (236,170)

Preferred dividends earned                             6,750          6,750         13,500         13,500
                                                 -----------    -----------    -----------    -----------

Net income (loss) available to common
  shareholders                                   $    28,719    $  (114,380)   $  (376,324)   $  (249,670)
                                                 ===========    ===========    ===========    ===========

Earnings per common shares available
  to common shareholders                         $        --    $      (.01)   $      (.02)   $      (.02)
                                                 ===========    ===========    ===========    ===========

Weighted average number of shares                 19,479,945     15,927,100     18,610,198     15,924,890
                                                 ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                 Six Months Ended
                                                                      June 30,
                                                                 1998         1997
                                                              ---------    ----------
OPERATING ACTIVITIES
  Net loss before preferred dividends                       $  (362,824)  $  (236,170)
  Adjustments to reconcile net income (loss)
  to net cash used-in operating activities
     Depreciation and amortization                              514,211       506,419
     Provision for bad debts                                    472,394       254,998
     Changes in assets and liabilities which provided
     (used) cash:
       Accounts receivable                                     (447,901)   (4,093,564)
       Prepaid expenses and other                               (83,778)      (11,711)
       Other assets                                             (34,794)       (5,373)
       Deferred revenue                                         (53,495)        1,618
       Accounts payable and accrued expenses                 (1,159,318)    1,707,288
       State and Federal Taxes payable                         (277,797)      151,397
                                                              ---------    ----------

  Net cash used in operating activities                      (1,433,302)   (1,725,098)
                                                              ---------    ----------
INVESTING ACTIVITIES
  Purchase of property and equipment                            (54,574)     (212,033)
                                                              ---------    ----------

  Net cash provided by (used in) investing activities           (54,574)     (212,033)
                                                              ---------    ----------
FINANCING ACTIVITIES
  Proceeds from stock option exercises                        2,572,482        25,000
  Increase (decrease) in notes payable net                      332,441     1,077,920
  Repayment of capital lease obligations                       (138,981)       74,220
  Preferred stock dividend                                      (13,500)      (13,500)
  Payment of lease acquisition costs                                 --       (40,743)
  Short swing profit proceeds                                 2,480,979            --
                                                              ---------    ----------

  Net cash provided by financing activities                   5,233,421     1,122,897
                                                              ---------    ----------

Net increase (decrease) in cash and cash equivalents          3,745,545      (814,234)

Beginning cash and cash equivalents                           1,588,267     1,455,186
                                                              ---------    ----------

Ending cash and cash equivalents                             $5,333,812   $   640,952
                                                              =========    ==========

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

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements.
Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

            Telecommunications equipment..... 7 years
            Furniture fixtures and other..... 5 years

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

INCOME (LOSS) PER COMMON SHARE APPLICABLE TO COMMON SHAREHOLDERS

Income (loss) per common share applicable to common shareholders is computed by dividing net income (loss), after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the six and three months ended June 30, 1998 and 1997, the Company's potential common stock equivalents either have an antidilutive or no effect on income (loss) per share applicable to common shareholders and, therefore, diluted income (loss) per common share applicable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute income (loss) per common share applicable to common shareholders in the future that were not included in determining the fully diluted income (loss) per common share applicable to common shareholders as there is either no effect or the effect is antidilutive.


                                                   Six Months Ended June 30,
                                                      1998            1997
                                                   ---------       ---------

Potential Common Shares resulting from:
Stock Options                                        725,868         312,722
Stock Warrants                                       269,827         179,488
Cumulative, Convertible, Redeemable Preferred
  Stock                                              300,000         300,000
                                                   ---------       ---------
                                                   1,295,695         792,210
                                                   =========       =========

                                                   Three Months Ended June 30,
Potential Common Shares resulting from:               1998            1997
                                                   ---------       ---------
Stock Options                                        607,283         209,758

Stock Warrants                                             0         124,958

Cumulative, Convertible, Redeemable Preferred Stock  300,000         300,000
                                                   ---------       ---------
                                                     907,283         634,716
                                                   =========       =========

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's financial statements.

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

4. LITIGATION
-------------

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

The Company is party, in the ordinary course of business, to other litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements, however, there can be no assurances to that effect.

5.   CAPITAL CONTRIBUTION
-------------------------

In April 1998, it was determined that a 10% beneficial owner of the Company was in violation of the Securities Exchange Act of 1934 Section 16(b). As a result, the shareholder was required to remit approximately $2,481,000 to the Company. This amount less $50,000 for associated legal costs has been considered a contribution to capital, and as such has been recorded as an addition to paid in capital.

ITEM 2.
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues remained relatively flat over the prior quarter decreasing by approximately $26,000 (0.2%) from the level recorded for the quarter ended March 31, 1998, although revenues decreased by approximately $4,039,000 (25.4%) over the quarter ended June 30, 1997.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

The Company's total revenue for the quarter ended June 30, 1998 decreased $4,040,000 over the second quarter ended June 30, 1997, or 25.4%.
Approximately $1,975,000 (48.9%) of the decrease was due to a decline in revenue from the carrier channel. In the quarter ended June 30, 1997, revenue through the carrier channel consisted of a large amount of high risk international traffic. Currently, the Company limits the amount of high risk international traffic in order to reduce exposure.

In addition, approximately $858,000 (21.2%) of the revenue decrease was due to a decline in international callback revenue. This revenue decrease was attributed to the Company's decision to discontinue service to two international callback wholesalers as a result of their operational problems. Also, as a result of telecommunication deregulation in European and Asian countries, pricing for long distance services has decreased in these areas. Therefore, the international callback business as a whole is diminishing. Finally, approximately $1,206,000 (29.9%) of the revenue decrease from the quarter ended June 30, 1997 was due to a decline in the Company's revenue derived from retail sales through the agent and reseller channels. Throughout the first quarter of 1998, the Company was involved with integration plans associated with the proposed merger agreement with ACC Corp. This had a significant impact on the Company's business, which carried over to the second quarter, as sales and operating initiatives were delayed during this period. Since the termination of the merger agreement took place in March, the Company has issued aggressive pricing to the agents. The Company has also reinstituted an aggressive agent recruitment program by hiring three new agent managers to be located in on-net markets. Management believes these strategies will allow the Company to build the revenue base.

For the quarter ended June 30, 1998, gross profit as a percentage of revenue was approximately 28% versus 27% for the quarter ended June 30, 1997. The increase in gross profit margin is attributed to two main factors. First, the Company experienced a decrease in carrier revenue as a percentage of overall revenue, decreasing from approximately 31% for the quarter ended June 30, 1997 to approximately 24% for the quarter ended June 30, 1998. Carrier revenue has lower gross margins than other revenue streams. Therefore, as a result of this percentage decrease in carrier revenue to total revenue, the Company's overall
gross margin increased.   Also, the Company recently negotiated lower rates from
significant off-net vendors which has benefited gross profit margins.
Management believes this trend will continue going forward. Overall, the Company's gross profit decreased approximately $985,000, mainly due to the decrease in revenue as noted above.

Selling, General, and Administrative ("SG&A") expenses for the second quarter ended June 30, 1998 decreased approximately $1,086,000, or 25.1% over the amount for the second quarter ended June 30, 1997. Of this decrease, $616,000 was attributed to lower commission expense, $186,000 to lower salary expense, $50,000 to lower bad debt expense, with the remainder attributable to a variety of miscellaneous expenses. The decrease in commissions paid to resellers and agents is a result of the decrease in revenue through these channels. The decrease in salary expense was a result of a decrease in headcount, including the termination of high salaried management personnel occurring in the third and fourth quarters of 1997. The decrease in bad debt expense is a result of lower revenues as well as the implementation of effective controls for monitoring high risk traffic. SG&A expense as a percentage of revenue remained relatively unchanged from 27.3% during the second quarter ended June 30, 1997 to 27.4% for the second quarter ended June 30, 1998.

For the second quarter ended June 30, 1998, interest expense incurred by the Company decreased over the second quarter ended June 30, 1997 by approximately $20,000. This was primarily due to Management's ability to maintain the loan balance on the line of credit near the minimum required level throughout the current period as a result of the Company's improved cash position.

The Company recorded a net income before preferred dividends for the quarter ended June 30, 1998 of approximately $35,000 versus a net loss of approximately $108,000 for the quarter ended June 30, 1997, an increase of approximately $143,000. The net income reported in 1998 stems from the achievement of higher gross margins as a result of a higher percentage of total revenue through the Company's Agent, Direct Sales, and Reseller sales channels.

During the second quarter of 1998, the Company's recorded net income before preferred dividends of approximately $35,000 compared favorably with its net loss of approximately $398,000 for the first quarter ended March 31, 1998, an increase of approximately $443,000. The increase in operating results from the first quarter 1998 to the second quarter 1998 is substantially due to improved overhead efficiencies and increased gross profit from retail core revenue channels.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997
---------------------------------------------------------------------------

The Company's total revenue for the six months ended June 30, 1998 decreased approximately $5,675,000 over the six months ended June 30, 1997, or 19.3%.
This decrease was primarily due to a decrease in revenue through the carrier sales channel of approximately $1,869,000 (32.9%). In the six months ended June 30, 1997, revenue through the carrier channel consisted of a large amount of high-risk international traffic. Currently, the Company limits the amount of high risk international carrier traffic in order to keep exposure at a minimum. In addition, approximately $1,604,000 (28.3%) of the revenue decrease was due to a decrease in international callback revenue. This revenue decrease was due to the Company's decision to discontinue service to two international callback wholesalers as a result of their operational problems. Also, as a result of deregulation in the telecommunications industry in European and Asian countries, pricing for long distance services has decreased from country to country in these areas. Therefore, as mentioned above, the international callback product as a whole is diminishing. Finally, approximately $2,202,000 (38.8%) of the revenue decrease from the six months ended June 30, 1997 was due to a decline in revenue derived from retail sales through the agent and reseller channels. Throughout the timeframe that the Company was engaged in a merger agreement with ACC Corp., the Company was focusing on integration plans associated with the merger. This had a significant impact on the Company's business as sales and operating initiatives were delayed during this period. Subsequent to the termination of the merger agreement in March 1998, the Company issued aggressive pricing to the agents in the second quarter. The Company has also reinstituted an aggressive agent recruitment program by hiring three new agent managers to be located in on-net markets. Management believes that these strategies will allow the Company to grow the revenue base beyond previous levels in the term.

The Company's gross profit for the six months ended June 30, 1998 decreased approximately $1,614,000 over the six months ended June 30, 1997 or 19.7%. However, the Company's gross profit margin remained relatively unchanged from 27.8% for the six months ended June 30, 1997 to 27.7% for the six months ended June 30, 1998. The decrease in gross profit is due to the decrease in revenue as noted above.

SG&A expenses for the six months ended June 30, 1998 were approximately $1,425,000 less than the amount incurred for the six months ended June 30, 1997. Of this decrease, $974,000 was attributed to lower commission expense and $424,000 was due to lower salary expense. The decrease in commissions paid to agents and resellers is a result of the decrease in revenue through these channels. The decrease in salary expense was a result of a decrease in headcount including the termination of high salaried management personnel occurring in the third and fourth quarters of 1997. SG&A expense for the six months ended June 30, 1998 was 28.9% of revenue, compared to SG&A expense for the six months ended June 30, 1997 of 28.2%.

For the six months ended June 30, 1998, interest expense incurred by the Company decreased to $124,000 compared to $159,000 during the six months ended June 30, 1997. This was primarily due to the ability to maintain the loan balance on the line of credit at the minimum required level as a result of the Company's improved cash position.

The Company recorded a net loss before preferred dividends for the six months ended June 30, 1998 of approximately $363,000 versus a net loss of approximately $236,000 for the six months ended June 30, 1997, an increase of approximately $127,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio improved during the second quarter ended June 30, 1998 to 1.22:1.00 from 0.75:1.00 for the first quarter ended March 31,
1998 and from 0.76:1.00 at December 31, 1997.   The Company's cash balance
increased approximately $3,746,000 from its balance at December 31, 1997.

Accounts receivable net of allowance for doubtful accounts decreased approximately .4% from December 31, 1997 to June 30, 1998 versus a 10.0% decrease in gross revenue for the quarter ended June 30, 1998 compared to the quarter ended December 31, 1997. Bad debt expense for the six months ended June 30, 1998 was approximately (2%) of revenue.

The Company's cash and equity positions were significantly improved in the quarter ended June 30, 1998. The Company's Chairman and Chief Executive Officer each exercised 300,000 stock options and 569,000 warrants for a total of $2,034,124. In addition, short-swing profits of $2,480,979 were remitted to the Company as a result of a violation of Section 16(b) of the Securities Exchange Act of 1934 by a beneficial owner.

In June 1998, as a result of the equity increases mentioned above, the Company satisfied the NASDAQ requirement of maintaining $2.0 million in equity.

The Company has been able to finance its growth to date with limited equity capital which has been sufficient for current needs. The Company's plans for continued growth includes both substantial internal growth and the potential acquisition of other long distance companies. In order to achieve the Company's plans for growth in the long distance business as well as its entry into the local exchange arena, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts. However, the Company's improvement in cash and working capital position should provide the Company with better funding alternatives then it has had in the past.

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

Preliminary results indicated that the Company would be required to replace its switch located in Philadelphia. The Company has taken delivery of a new DSC DEX600 switch to replace the existing switch in Philadelphia, which is anticipated to be installed in the fourth quarter of 1998. The estimated cost of the new switch is approximately $1.7 million. The total remaining cost of making the Company "Year 2000 Compliant" cannot be accurately determined at this time. In addition, the Company currently cannot assess the effect of incomplete or untimely resolution of Year 2000 issues on its operations.

ITEM 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II
=======
OTHER INFORMATION

Item 1.  Legal Proceedings

          For a discussion of pending legal proceedings, see Note~4 to the Consolidated Financial Statements contained in this filing.

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



                              US WATS, Inc.
                              (Registrant)



                              By:  /s/ Michael McAnulty
                                  ----------------------
                                  MICHAEL McANULTY,
                                  Chief Financial Officer

Dated:  August 14, 1998