Form 10-Q/A
period 1998-06-30
US WATS INC
filed 1998-09-08
CIK 862025

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

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three Months Ended           Six Months Ended
                                                         June 30,                     June 30,
                                                 --------------------------    --------------------------
                                                    1998            1997           1998           1997
                                                    ----            ----           ----           ----
Revenues                                         $11,844,652    $15,884,285    $23,715,902    $29,391,357

Cost of sales                                      8,538,178     11,592,457     17,154,015     21,215,269
                                                 -----------    -----------    -----------    -----------

Gross profit                                       3,306,474      4,291,828      6,561,887      8,176,088

Selling, general and administrative expenses       3,247,700      4,333,829      6,858,746      8,290,790
                                                 -----------    -----------    -----------    -----------

Income (loss) from operations                         58,774        (42,001)      (296,859)      (114,702)

Other income (expense)

  Interest income                                     41,237         18,586         58,168         37,671
  Interest expense                                   (64,542)       (84,215)      (124,133)      (159,139)
                                                 -----------    -----------    -----------    -----------
  Total other income (expense)                       (23,305)       (65,629)       (65,965)      (121,468)


Income (loss) before income taxes                     35,469       (107,630)      (362,824)      (236,170)

Income taxes                                               0              0              0              0
                                                 -----------    -----------    -----------    -----------

Net income (loss) before preferred dividends          35,469       (107,630)      (362,824)      (236,170)

Preferred dividends earned                             6,750          6,750         13,500         13,500
                                                 -----------    -----------    -----------    -----------

Net income (loss) available to common
  shareholders                                   $    28,719    $  (114,380)   $  (376,324)   $  (249,670)
                                                 ===========    ===========    ===========    ===========

Earnings per common shares available
  to common shareholders                         $        --    $      (.01)   $      (.02)   $      (.02)
                                                 ===========    ===========    ===========    ===========

Weighted average number of shares                 19,479,945     15,927,100     18,610,198     15,924,890
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

SG&A expenses for the six months ended June 30, 1998 were approximately $1,432,000 less than the amount incurred for the six months ended June 30, 1997. Of this decrease, $974,000 was attributed to lower commission expense and $424,000 was due to lower salary expense. The decrease in commissions paid to agents and resellers is a result of the decrease in revenue through these channels. The decrease in salary expense was a result of a decrease in headcount including the termination of high salaried management personnel occurring in the third and fourth quarters of 1997. SG&A expense for the six months ended June 30, 1998 was 28.9% of revenue, compared to SG&A expense for the six months ended June 30, 1997 of 28.2%.

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