Form 10-Q
period 1998-09-30
US WATS INC
filed 1998-11-16
CIK 862025

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                            _______________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                       Commission File Number:  0-22944

                                 US WATS, INC.
                                 -------------
            (Exact name of Registrant as specified in its charter)

           New York                                     22-3055962
-------------------------------                         ----------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

3331 Street Road, Suite 275
Bensalem, Pennsylvania                                    19020
----------------------                                    -----
(Address of principal executive offices)                (Zip Code)

                                (215) 633-9400
                                --------------
             (Registrant's telephone number, including area code)

                          111 Presidential Boulevard
                        Bala Cynwyd, Pennsylvania 19004
                       ---------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                    ___   ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                    Outstanding at
                   Common Stock    November 16, 1998
                   ------------    -----------------
                      $.001            18,956,394

                        US WATS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                                   Page (s)
                                                                                   --------
PART I
======

FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997(unaudited)                       3 - 4

         Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)         5

         Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1998 and 1997 (unaudited)                   6

         Notes to Consolidated Financial Statements (unaudited)                       7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   12 - 15

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                      16

PART II
=======

OTHER INFORMATION

Item 1.  Legal Proceedings                                                              17

Item 2. Changes in Securities and use of Proceeds                                       17

Item 3. Defaults upon Senior Securities                                                 17

Item 4. Submission of Matters to a Vote of Security Holders                             17

Item 5. Other Information                                                               17

Item 6. Exhibits and Reports on Form 8-K                                                17

SIGNATURE PAGE                                                                          18


PART I
======
Financial Information

ITEM 1.
------
FINANCIAL STATEMENTS

                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                 September 30,   December 31,
                                                    1998           1997
                                                    ----           ----
     Assets
     ------

Current Assets
  Cash and cash equivalents                       $ 3,876,451   $1,588,267
  Accounts receivable, net of allowance for
     doubtful accounts of $1,015,333 for 1998,
     and $1,498,749 for 1997                        6,801,741    6,899,082
  Prepaid expenses and other                          141,084      108,683
                                                  -----------  -----------

     Total Current Assets                          10,819,276    8,596,032
                                                  -----------  -----------
Property and Equipment
  Telecommunications equipment                      4,958,982    3,881,857
  Equipment                                         1,658,925    1,579,435
  Software                                            652,422      647,797
  Office furniture and fixtures                       156,660      155,553
  Leasehold improvements                               44,872       36,432
                                                  -----------  -----------
                                                    7,471,861    6,301,074
  Less accumulated depreciation and
   amortization                                     4,237,815    3,286,435
                                                  -----------  -----------

     Total Property and Equipment, net              3,234,046    3,014,639
                                                  -----------  -----------

Other assets, principally deposits net of
   accumulated amortization of $127,507
   for 1998, and $114,387 for 1997                    229,478      202,804
                                                  -----------  -----------

                                                  $14,282,800  $11,813,475
                                                  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                     September 30,      December 31,
                                                                        1998               1997
                                                                        ----               ----
     Liabilities and Shareholders' Equity(DEFICIENCY)
     ------------------------------------------------
Current Liabilities
   Note payable                                                     $   720,607         $   690,826
   Capital lease obligations, current portion                           240,991             273,095
   Accounts payable                                                   7,055,566           6,975,779
   Accrued commissions                                                  869,031             943,556
   Accrued expenses and other                                           850,213           1,007,980
   State and Federal taxes payable                                    1,075,581           1,293,417
   Deferred revenue                                                      50,423              75,494
                                                                    -----------         -----------

      Total Current Liabilities                                      10,862,412          11,260,147
                                                                    -----------         -----------
Long-Term Liabilities
   Capital lease obligations, net of current portion                    204,167             380,260
                                                                    -----------         -----------
Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
   150,000 shares;  30,000 shares issued
     and outstanding in 1998 and 1997

   Redemption value:  $11.00 per share                                  330,000           330,000
                                                                    -----------        ----------
Common Shareholders' Equity (Deficiency)
   Common stock issuable                                                     --               166
   Common stock, $.001 par, authorized
   30,000,000 shares;
   issued 20,075,394 shares in 1998,
   and 17,654,100 shares in 1997                                         20,076            17,654
   Additional paid-in capital                                         9,378,883         5,328,982
   Accumulated Deficit                                               (6,511,619)       (5,503,484)
                                                                    -----------        ----------
                                                                      2,887,340          (156,682)

Common stock held in treasury
   (1,119,000 shares), at par value                                      (1,119)             (250)
                                                                    -----------       -----------

Total Equity(Deficiency)                                              2,886,221          (156,932)
                                                                    -----------       -----------
                                                                    $14,282,800      $ 11,813,475
                                                                    ===========       ===========

  The accompanying notes are an intergral part of these financial statements.

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                      -------------------------   -------------------------
                                                          1998           1997         1998          1997
                                                          ----           ----         ----          ----
Revenues                                              $11,228,935   $13,911,630   $34,944,836   $43,302,987

Cost of sales                                           7,912,957    10,505,021    25,066,972    31,720,290
                                                      -----------   -----------   -----------   -----------
Gross profit                                            3,315,978     3,406,609     9,877,864    11,582,697

Selling, general and administrative expenses            3,957,255     4,337,847    10,816,001    12,628,637
                                                      -----------   -----------   -----------   -----------
Income (loss) from operations                            (641,277)     (931,238)     (938,137)   (1,045,940)
Other income (expense)
  Interest income                                          68,693        14,642       126,861        52,313
  Interest expense                                         52,479        91,966       176,612       251,105
                                                      -----------   -----------   -----------   -----------
  Total other income (expense)                             16,214       (77,324)      (49,751)     (198,792)

Income (loss) before income taxes                        (625,063)   (1,008,562)     (987,888)   (1,244,732)

Income taxes                                                    0             0             0             0
                                                      -----------   -----------   -----------   -----------
Net income (loss) before preferred dividends             (625,063)   (1,008,562)     (987,888)   (1,244,732)

Preferred dividends earned                                  6,750         6,750        20,250        20,250
                                                      -----------   -----------   -----------   -----------
Net income (loss) available to common shareholders    $  (631,813)  $(1,015,312)  $(1,008,138)  $(1,264,982)
                                                      ===========   ===========   ===========   ===========
Earnings per common shares available
  to common shareholders                                    $(.03)        $(.06)        $(.05)        $(.08)
                                                      ===========   ===========   ===========   ===========
Weighted average number of shares                      19,701,677    15,935,187    18,978,022    15,927,170
                                                      ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 1998         1997
                                                            --------------------------

OPERATING ACTIVITIES


  Net income (loss) before preferred dividends              $  (987,888)  $(1,244,732)
  Adjustments to reconcile net loss
  to net cash provided by (used-in) operating
   activities
     Depreciation and amortization                              964,502       756,386
     Provision for bad debts                                    583,343       555,015
     Changes in assets and liabilities which
   provided
     (used) cash:
     Accounts receivable                                       (486,002)   (3,952,965)
     Prepaid expenses and other                                 (32,401)      (22,382)
     Other assets                                               (39,794)       89,700
     Deferred revenue                                           (25,071)        3,266
     Accounts payable and accrued expenses                   (1,264,198)    2,291,016
     State and Federal Taxes payable                           (217,836)      282,168
                                                            -----------   -----------
  Net cash used in operating activities                      (1,505,345)   (1,242,528)
                                                            -----------   -----------
INVESTING ACTIVITIES
  Purchase of property and equipment                           (109,093)     (379,852)

  Net cash used in investing activities                        (109,093)     (379,852)
                                                            -----------   -----------
FINANCING ACTIVITIES
  Proceeds from stock option exercises                        2,663,109        90,875
  Increase (decrease) in notes payable net                       29,781       854,343
  Repayment of capital lease obligations                       (208,197)       13,225
  Preferred stock dividend                                      (20,250)      (20,250)
  Buyback of common stock                                    (1,042,800)           --
  Payment of lease acquisition costs                                 --       (40,743)
  Short swing profit proceeds                                 2,480,979            --
                                                            -----------   -----------
  Net cash provided by financing activities                   3,902,622       897,450
                                                            -----------   -----------
Net increase (decrease) in cash and cash equivalents          2,288,184      (724,930)

Beginning cash and cash equivalents                           1,588,267     1,455,186
                                                            -----------   -----------
Ending cash and cash equivalents                             $3,876,451      $730,256
                                                            ===========   ===========

Supplemental disclosure of non cash investing and financing activities:

The Company acquired property and equipment
and the amount is included in Accounts payable
at September 30, 1998                                        $1,061,693            --
                                                            -----------   -----------


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

The Company differentiates itself from a price-only sales approach by offering various value-added services for its customers, provided by its customized proprietary software. The Company's outbound long distance services, inbound 800 services, cellular services, as well as paging and internet services are provided on one combined bill which includes various management reports. The Company believes its consultative approach to meeting its customers' needs distinguishes it from its larger competitors. All of the Company's customer support functions, such as customer service, credit and collections, and administrative services are centrally located at the Company's offices at 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company's telephone number at that location is (215) 633-9400.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements.
Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

            Telecommunications equipment      7 years
            Furniture fixtures and other      5 years

The Company intends to replace its Dex 400 switch in Philadelphia by no later than the end of the first quarter of 1999 as a result of the switch's capacity limitations and lack of Year 2000 compliance. Therefore, the Company has changed the estimated remaining life of all the related fixed assets associated with this switch and as a result has accelerated its depreciation by approximately $166,000 this quarter and will do the same in each of the next two quarters. This will result in reducing the book value of such items to zero dollars by the end of the first quarter of 1999.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company effective for the year ended December
31, 1997, as required by the statement.   For the nine and three months ended
September 30, 1998 and 1997, the Company's potential common stock equivalents have either an antidilutive or no effect on income (loss) per share applicable to common shareholders and, therefore, diluted income (loss) per common share applicable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute income (loss) per common share applicable to common shareholders in the future that were not included in determining the fully diluted income (loss) per common share applicable to common shareholders as there is either no effect or the effect is antidilutive.

                                                                   Nine Months Ended September 30,
Potential Common Shares resulting from:                              1998                    1997
                                                             ---------------------  ----------------------
Stock Options                                                      812,488                 598.016

Stock Warrants                                                     227,446                 251,723

Cumulative, Convertible, Redeemable Preferred Stock                300,000                 300,000
                                                                 ---------               ---------
                                                                 1,339,934               1,149,739
                                                                 =========               =========

                                                                  Three Months Ended September 30,
Potential Common Shares resulting from:                              1998                      1997
                                                             ---------------------    ----------------------
Stock Options                                                     689,641                 1,160,421

Stock Warrants                                                          0                   394,431

Cumulative, Convertible, Redeemable Preferred Stock               300,000                   300,000
                                                                  -------                 ---------

                                                                  989,641                 1,854,852
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


3.  NOTE PAYABLE
----------------

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation for a revolving credit facility of $2,000,000. The loan was established for an initial period of two years, and was automatically renewed for two successive years on March 11, 1997. Interest on the loan is currently calculated at prime plus 3 3/4% with a minimum loan value of $750,000 subject for additional interest charges for amounts below that level. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. In the event the Company fails to meet the subjective financial performance criteria during 1998, the lender has the right to call the loan in full.


4.   LITIGATION
---------------

On June 13, 1997, Mark Scully, the former President and Chief Operating Officer of the Company, filed a complaint against the Company, and certain past and current officers of the Company in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1997. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. As of the date of this report the Company has filed an answer. A court date of December 14, 1998 has been set.

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


5. SEVERANCE AGREEMENT
----------------------

Effective August 21, 1998, the Company and Stephen Parker entered into a severance agreement whereby Mr. Parker resigned as an employee and officer of the Company. Mr. Parker had been the President and Chief Executive Officer of the Company. The severance agreement superseded Mr. Parker's employment agreement with the Company dated December 23, 1993 and provided that the Company pay Mr. Parker a single lump sum severance of $300,000.

ITEM 2.
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain information contained herein may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this report are forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, changes in general economic conditions, increasing levels of competition in the telecommunications industry, changes in telecommunications technologies, changes in FCC regulations, the Company's reliance on transmission facilities based carriers, risks involved in conducting international operations, the inability to generate sufficient revenues to meet debt service obligations and operating expenses, unanticipated costs associated with the Company's recent and future acquisitions and the failure of the Company to manage its growth effectively. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important facts that could cause actual results to differ materially from the Company's expectations are set forth in this report. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

The Company's revenues for the quarter ended September 30, 1998 decreased approximately $616,000 (5.2%) versus the prior quarter, and declined by approximately $2,683,000 (19.3%) versus the quarter ended September 30, 1997. The overall decrease in revenue was due to declining retail rates as a result of competitive market pressures, the Company's gradual exit of the International Callback business, and a decrease in carrier revenue.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH THREE MONTHS ENDED
-------------------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

The Company's total revenue for the third quarter ended 1998 decreased approximately $2,683,000 versus the third quarter ended September 30, 1997, or 19.3%. This decrease was due to a decrease in revenue in several areas. First, revenues through the carrier sales channel decreased by approximately $851,000. In the quarter ended September 30, 1997, revenue through the carrier channel consisted of a large amount of high credit risk international traffic. Currently, the Company limits the amount of this traffic in order to reduce bad debt exposure. Revenues also decreased due to a decline in the International Callback revenue channel by approximately $578,000 resulting from management's decision to gradually exit the International Callback business. This decision was based mainly on the telecommunication deregulation in European and Asian countries. As pricing for long distance services has decreased in these areas, the International Callback business as a whole has diminished. Finally, the Company's retail revenue for the quarter ended September 30, 1998 decreased approximately $1,254,000 from the quarter ended September 30, 1997. The Company's average retail rate per minute decreased $.017 from the quarter ended September 30, 1997 to the quarter ended September 30, 1998, and as a result retail revenue decreased approximately $1,020,000 for the same period. This was mainly due to stronger competition in the market place. The Company is continually striving to improve its network efficiency in order to reduce its network cost per minute more rapidly than the market conditions require retail rates per minute to be reduced.

The Company's gross profit for the third quarter ended September 30, 1998 decreased approximately $91,000 over the third quarter ended September 30, 1997, or 2.7%. The Company's gross profit margin increased to 29.5% for the quarter ended September 30, 1998 from 24.5% for the quarter ended September 30, 1997. The increase in gross profit margin was primarily due to the substantial decrease in carrier revenue, which decreased from approximately $4,004,000 in the third quarter of 1997 to approximately $3,153,000 in the third quarter of 1998. Carrier revenue generates a much lower margin than the retail products, but is a necessary component of utilizing network facilities. In addition, in the third quarter of 1998, the Company continued to benefit from negotiated cost reductions from significant off-net vendors which has benefited gross profit margins.

Also, internal
controls have been implemented to monitor both carrier and retail traffic in order to ensure that it is routed to the least cost provider.

Selling, General, and Administrative ("SG&A") expenses for the third quarter ended September 30, 1998 decreased approximately $381,000, or 8.8% versus the amount for the third quarter ended September 30, 1997. Of this decrease, $337,000 was attributed to lower commission expense, $189,000 to lower bad debt expense, $299,000 to lower salary expense, and the remainder attributed to a variety of miscellaneous expenses of approximately $124,000. The decrease in commission expense is primarily a result of lower revenues. The decrease in bad debt expense is a result of lower revenues as well as the implementation of effective controls for monitoring high credit risk traffic. The decrease in salary expense is a result of a decrease in headcount. These decreases in SG&A expenses were offset by an increase in salary expense of approximately $300,000 representing severence paid to the former President upon his retirement, an increase in miscellaneous expense of approximately $102,000 associated with moving the corporate office, and an increase in depreciation expense of approximately $166,000(see footnote 2 under Property and Equipment). The switch is to be replaced at the end of the first quarter of 1999. SG&A expense increased as a percentage of revenue from 31.2% during the third quarter ended September 30, 1997 to 35.2% for the third quarter ended September 30, 1998, mainly due to expenses related to the severence, office move and accelerated depreciation as noted above. Excluding these one time expenses, SG&A expenses as a percentage of revenue was 30.1% for the quarter ended September 30, 1998.

For the quarter ended September 30, 1998, interest expense incurred by the Company decreased by approximately $39,000 compared to the third quarter ended September 30, 1997. This was due to the Company's ability to maintain the loan balance on its line of credit near the minimum required level as a result of the Company's improved cash position.

The Company recorded a net loss before preferred dividends for the quarter ended September 30, 1998 of approximately $625,000 versus a net loss of approximately $1,009,000 for the quarter ended September 30, 1997, a decrease of approximately $384,000. The decrease in net loss reported in 1998 is substantially due to improved overhead efficiencies and increased gross profit from retail core revenue channels. Included in the net loss before preferred dividends for the quarter ended September 30, 1998 were three notable one time items. Those items consisted of approximately $320,000 in expenses related to the former President's severance, approximately $102,000 in miscellaneous expense for the corporate office move and approximately $166,000 in depreciation expense as noted above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH NINE MONTHS ENDED
-----------------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

The Company's total revenue for the nine months ended September 30, 1998 decreased approximately $8,358,000 versus the nine months ended September 30, 1997, or 19.3%. This decrease was primarily due to a decrease in revenue through the carrier sales channel of approximately $2,719,000. Throughout the nine months ended September 30, 1997, revenue through the carrier channel consisted of a large amount of high credit risk international traffic. As noted above, the Company now limits the amount of this traffic in order to reduce exposure. The total revenue decrease was also due to a decrease of approximately $2,181,000 through the International Callback revenue channel. As noted above, the International Callback business as a whole is on the decline.

In addition, the Company's retail revenue for the nine months ended September 30, 1998 decreased approximately $3,458,000 versus the quarter ended September 30, 1997. The Company's average retail rate per minute decreased $.017 versus the nine months ended September 30, 1997 to the nine months ended September 30, 1998, and as a result retail revenue decreased approximately $3,060,000 for the same period. This was mainly due to declining retail rates in the long distance market.

Throughout the first quarter of 1998, the Company was engaged in merger activities with ACC Corp., which was terminated in March. During that time frame, the Company was involved in integration plans associated with the merger. This had a significant impact on the Company's business as sales and operating initiatives were delayed during this period. Given that the long distance industry is a recurring billing business, the lack of sales growth in the first quarter of 1998 had a critical impact on the Company's ability to increase revenues throughout the remainder of the nine month period.

The Company's gross profit for the nine months ended September 30, 1998 decreased approximately $1,705,000 versus the nine months ended September 30, 1997, or 14.7%. However, the Company's gross profit margin increased from 26.7% for the nine months ended September 30, 1997 to 28.3% for the nine months ended September 30, 1998. The increase in gross profit margin was primarily attributed to the substantial decrease in carrier revenue, which decreased from approximately $11,826,000 for the nine months ended September 30, 1997 to approximately $9,107,000 for the nine months ended September 30, 1998. Carrier revenue generates a much lower margin than retail revenue, but is a necessary component of utilizing network facilities. Improved network controls for least cost routing and cost reductions from other carrier vendors also contributed to increased gross profit margins.

Selling, General, and Administrative ("SG&A") expenses for the nine months ended September 30, 1998 were approximately $1,813,000 lower than the amount incurred for the nine months ended September 30, 1997. The decline in SG&A expenses was due to a decrease in commission expense by approximately $1,311,000 which resulted from the decrease in revenues. Also, SG&A expenses was reduced as a result of a decrease in salary expense by approximately $413,000 which was attributed to a reduction in headcount by approximately 23% from September 30, 1997 to September 30, 1998. The remainder of the decrease in SG&A expenses were due to a decline in other miscellaneous expenses by approximately $89,000. SG&A expenses for the nine months ended September 30, 1998 were 31.0% of revenue, whereas SG&A expenses for the nine months ended September 30, 1997 were 29.2% of revenue. This increase in 1998 was due to an increase in salary expense of approximately $300,000 associated with severance paid to the former President, an increase in miscellaneous expenses of approximately $102,000 associated with moving the corporate office and an increase of depreciation expense of approximately $166,000(See footnote 2 under Property and Equipment).

For the nine months ended September 30, 1998, interest expense incurred by the Company decreased by approximately $75,000 compared to the nine months ended September 30, 1997. This was primarily due to the Company's ability to maintain the loan balance on its line of credit at the minimum required level as a result of the Company's improved cash position.

The Company recorded a net loss before preferred dividends for the nine months ended September 30, 1998 of approximately $988,000 compared to a net loss of approximately $1,245,000 for the nine months ended September 30, 1997, a decrease in net loss of approximately $257,000. The decrease in net loss in 1998 resulted from improved gross profit margins and improved overhead efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio declined during the quarter ended September 30, 1998 to 1.00: 1.00 compared to 1.22: 1.00 for the quarter ended June 30, 1998. However, the Company's working capital ratio during the quarter ended September 30, 1998 increased from .76: 1.00 at December 31, 1997. The Company's cash balance increased approximately $2,288,000 from its balance at December 31, 1997. However, the Company's cash balance decreased approximately $1,457,000 from its balance at June 30, 1998. This decrease in cash resulted from the Company's buyback of 869,000 restricted shares from the former President for a total of $1,042,800.

Gross accounts receivable decreased approximately $581,000 or 6.9% from December 31, 1997 to September 30, 1998, compared to a 14.7% decrease in gross revenue for the quarter ended September 30, 1998 compared to the quarter ended December 31, 1997. Bad debt expense for the nine months ended September 30, 1998 was 1.7% of revenue.

The Company has been able to finance its growth to date with limited equity capital, which has been sufficient for current needs. The Company's plans for continued growth includes both internal growth and potential acquisition of other long distance companies. In order to achieve the Company's plans for growth in the long distance business as well as its entry into the local exchange arena, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts. However, the Company's improvement in cash and working capital position should provide the Company with better funding alternatives than it has had in the past.

YEAR 2000

Many computers and computer applications define dates by the last two digits of the year, and as such may not be able to accurately calculate, store, use or identify a date after December 31, 1999. This could result in major system errors that could adversely affect the Company's operation. This Year 2000 issue might also adversely affect the systems of the Company's customers, vendors or resellers.

The Company has initiated a project to identify and address the Year 2000 issue and is addressing the most critical needs first. The Company has completed an inventory of its computer systems, network elements, software applications and other office systems. The preliminary results indicated that the Company would be required to replace its long distance switch located in Philadelphia. The Company has recently purchased a new DSC DEX600 switch, which is Year 2000 compliant, to replace its existing switch in Philadelphia. The Company anticipates that the new switch will be installed by the end of the first quarter of 1999. Although the original Philadelphia switch required replacement as a result of Year 2000 compliance issues, the Company also needed to replace the switch due to its inability to support any significant growth. The total estimated cost of replacing the switch will be approximately $1.9 million.

The Company has identified all vendors that the Company interacts with electronically or otherwise relies on in order to conduct business. The Company is contacting those vendors in order to obtain the appropriate assurances that those third parties are or will be Year 2000 compliant. As of this writing, the Company has requested Year 2000 compliance status from 154 vendor/suppliers and has received 47 responses that have indicated that they are indeed Year 2000 compliant or would be compliant by December 31, 1999. The Company continues to monitor these returns and will make assessments as to their relative impact on the Company's systems. If compliance is not achieved in a timely manner by the Company or any significant related third party, the Year 2000 issue could have a material adverse effect on the Company's operations.

The Company plans to develop and, if necessary, implement contingency plans to minimize the effects of any significant Year 2000 noncompliance. For instance, on the telecommunications network side, these contingency plans would include, but would not be limited to, directing terminating traffic away from a long distance carrier who did not give the Company adequate assurances of their being Year 2000 compliant. Traffic would then be transferred to a carrier of which the Company had received adequate assurances.

On the data network side, information would be compiled and transferred manually to firms that were unable to accept data electronically because of noncompliance. The Company currently has these manual alternative procedures in place. The cost of all such plans cannot be assessed at this time but are not expected to have a material adverse financial impact on the Company. However, these and any other plans may not be adequate and any additional significant expenditures could have a material adverse affect on the Company.

Item 3.
-------
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II
=======
OTHER INFORMATION


Item 1.  Legal Proceedings


            For a discussion of pending legal proceedings, see Note 4 to the Consolidated Financial Statements contained in this filing, which
            Note 4 is incorporated by reference into this Item 1.

Item 2.  Changes in Securities and Use of Proceeds

            None.

Item 3.  Defaults upon Senior Securities

            None.

Item 4.  Submission of Matters to a Vote of Security Holders

            None.

Item 5.  Other Information

            None.

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                   Exhibit No. 27, Financial Data Schedule

            (b)  Reports on Form 8-K

                  On September 1, 1998, the Company filed Form 8-K (Item 5) regarding the severance agreement for Stephen Parker, former President and Director of the Company, as well as the buyback of 869,000 of Mr. Parker's restricted shares of common stock into Treasury.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              US WATS, Inc.
                              (Registrant)



                              By: /s/ Michael McAnulty
                                  ----------------------
                                  MICHAEL McANULTY
                                  Chief Financial Officer


Dated:  November 16, 1998