Form 10-K
period 1998-12-31
US WATS INC
filed 1999-03-31
CIK 862025

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K
                     _____________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to ___________

                        Commission File Number: 0-22944

                                 US WATS, INC.
                                 -------------
            (Exact name of Registrant as specified in its charter)


     New York                                           22-3055962
----------------------------------                    --------------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

2 Greenwood Square, 3331 Street Road
Bensalem, Pennsylvania                                      19020
----------------------------------------               --------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code):  (215) 633-9400
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

                         Yes       X              No
                               ---------               ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.

                         Yes                      No       X
                               ---------               ---------

As of February 26, 1999 the aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant, based on the average closing sale price, was approximately $12,300,000.

As of February 26, 1999 the Registrant has 18,959,894 shares of Common Stock outstanding.

                               TABLE OF CONTENTS



                                    PART I
                                    ======


Item 1.    Business...................................................   4
Item 2.    Properties.................................................  10
Item 3.    Legal Proceedings..........................................  10
Item 4.    Submission of Matters to a Vote of Security Holders........  11


                                    PART II
                                    =======


Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters......................................  12
Item 6.   Selected Financial Data.....................................  13
Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................  14
Item 8.   Financial Statements and Supplementary Data.................  20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  20


                                   PART III
                                   ========


Item 10.  Directors and Executive Officers of the Registrant..........  21
Item 11.  Executive Compensation and Options Outstanding..............  22
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management...............................................  25
Item 13.  Certain Relationships and Related Transactions..............  26


                                    PART IV
                                    =======


Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.................................................  28

                                    PART 1
                                    ==== =

ITEM 1.   BUSINESS
------------------

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

The Company's principal executive offices are located at 2 Greenwood Square, 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company's telephone number at that location is (215) 633-9400.

CORPORATE STRATEGY

The Company's objective is to provide its customers with a comprehensive range of telecommunications services with value-added features at competitive prices. The Company markets through three channels (direct, agent and reseller) and offers a diversified mix of products and services. The Company employs a direct sales force, and also markets through independent agents. The Company offers individual value-added services to resellers depending on each reseller's requirements. The Company offers competitive wholesale pricing to its agents which it expects will lead to significant revenue growth. Net sales revenue attributable to the Company's agents and resellers accounts for approximately 55% of the Company's non-wireless revenue. The Company also utilizes numerous carriers allowing for network redundancy. This allows the Company to offer both carrier specific and private label services. The Company is focused on servicing commercial accounts. Revenue from commercial accounts represented greater than 90% of gross revenue during 1998.

SERVICES

The Company provides domestic outbound long distance service to and from anywhere in the United States, international calling services to 263 countries, inbound 800 services, cellular local and long distance services, regional and national paging services, internet service, travel/calling cards, prepaid calling cards (debit cards), dedicated access services, private line networks, data services, international callback, and carrier termination services.

The Company charges its customers based upon minutes of usage, at both flat and banded rates (price is based on termination of call). In those areas which provide for equal access customers have the ability to choose their long distance carrier for all intra-Local Access Transport Area ("LATA") calls. The Company is a "RESPORG" (Responsible Organization) for the inbound 800 services it provides to its customers. This allows the Company direct access to the 800 number database allowing for faster 800 number service. This increases the speed at which the Company can perform such services as blocking and routing changes for its customers' inbound 800 services.

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

The network is supported by a Digital Switch Corporation DEX400 switch in Philadelphia, which is scheduled to be replaced with a new Digital Switch Corporation Megahub 600E by June, 1999, and a Digital Switch Corporation DEX600 in Oakland which are used to process customer calls. Intelligent call processing required by the Company's enhanced services products (calling card and international callback) is provided by a NACT SCX switching platform. This switching platform provides customized voice prompts and other enhanced services required by these products. The ability of the Company to transport calls over its company owned switches and leased facilities allows the company to maximize gross margins and control network quality of service.

The Company is continually re-configuring its call processing through the utilization of least-cost routing software. The Company has contracted with numerous domestic and international transport carriers which allow for international country-specific least-cost routing and the maintenance of diverse routes.

MARKETING

The Company markets its services utilizing three sales channels focused on developing a customer base primarily within the New York City to Washington DC corridor. The Company employs a direct sales force who are paid a salary plus commission basis. The Company also maintains an independent agent network of more than 200 agents who receive a commission based on monthly billings. The Company's reseller channel is comprised of approximately 12 switchless resellers which contract for services at a fixed price (buy price). These resellers are permitted to establish their own retail billing rates, and do not lease or own any switching equipment, transmission facilities, or billing software. Because of this, they are dependent on switch-based carriers for products and services. The Company offers these resellers competitive wholesale rates, a variety of products, customer support services, billing, credit and collection services, as well as other value-added features such as on-line electronic access to customer account information, back office support, automatic electronic order entry and account profitability reporting. The Company offers its customers a comprehensive invoice including extensive management reports to all sales channels. Included in the Company's invoices are more than 20 management reports covering call distribution studies, time of day analysis, call duration distribution, as well as individual telephone number call detail records allowing them to quickly analyze their calling patterns and costs.

The Company's current average retail customer uses approximately $155 in monthly long distance revenue, which is similar to the industry average for revenue generated through an agent sales force. Typically, agents focus on high margin small business and residential accounts where the retail rates and margins sold to a customer support the agents residual commission.

Coincident to entering the Competitive Local Exchange business, initially as a Bell Atlantic Reseller in the Mid-Atlantic states, the Company plans to develop a direct sales force to solicit and secure larger middle market accounts, where the combination of local and long distance revenue justifies dedicated access. The nature of dedicated access products, requires a more detailed and focused sales approach by experienced telecommunications sales professionals who are capable of directing their efforts to specific market segments in clearly defined geographic territories. As a result of the Company's initiatives in the local area, the Company believes that its agents and certain smaller business accounts will benefit from simple resale of Bell Atlantic local services, in those instances where the bundling approach does not justify dedicated T1 connectivity.

COMPETITION

The Company views the long distance industry as a three-tiered industry which is dominated by the nation's three largest long distance providers: AT&T, MCI WorldCom and Sprint Communications Company, L.P. ("Sprint"). AT&T, MCI WorldCom and Sprint, collectively generate, approximately 80% of the nation's long distance revenue (approximately $87 billion) and comprise what is known as "Tier 1" International Long Distance Companies. The second tier consists of several other companies with annual revenues of $250 million to $5 billion each. The third tier, which includes the Company, consists of more than 300 companies with annual revenues of less than $250 million each, the majority below $50 million each.

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

EMPLOYEES

At the end of 1998, the Company had 70 full-time employees working at three locations. The Company is not a party to any organized labor contracts. The Company considers its relationship with its employees to be satisfactory.


REGULATORY MATTERS

REGULATORY REQUIREMENTS.  The Company is a regulated entity at the Federal level
-----------------------
with regard to international traffic and interstate traffic. The Company has received Section 214 authorization to resell international switched services and has filed an FCC tariff for its domestic interstate services.

State regulatory requirements vary from state to state. The Company has obtained certification in all states which require certification in order to provide long distance services, with the exception of two (2) states in which certifications are pending (Maine and Arizona). Some states place statutory restrictions on the operations of "telecommunications service resellers," as that term is defined in these states. Some states require telecommunications service resellers to file and operate in accordance with service and rate "tariffs." Changes in existing regulations or their interpretation in any state could classify the Company as a "telecommunications service reseller" and subject it to regulation. Such regulation could result in an increase in customers' usage charges and, in some cases, could limit or eliminate the Company's ability to service customers in that jurisdiction. The Company would incur, among other expenses, certain administrative costs and legal fees in contesting or complying with such regulatory changes that would increase the Company's cost of doing business.

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


LEGISLATION.   On February 8, 1996, President Clinton signed into law the
-----------
Telecommunications Act of 1996. The law capped a multi-year effort to amend the Communications Act of 1934 to take into account the extraordinary changes in the telecommunications market which have occurred since passage of the original act. The bill is intended to spur additional competition in telecommunications services particularly within the local exchange markets which are now dominated by incumbent local exchange carriers.

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

EQUAL ACCESS CHARGES.  The FCC has also commenced a proceeding to reform the
--------------------
rules governing interstate access charges. Access charges are charges imposed by LECs on 1ong distance providers for access to the local exchange network, and are designed to pay LECs for investment in the local network. Prior to December 1993, pricing of those "access services" was on an equal rate per minute ("equal per unit") basis for "local transport." On September 17, 1992, the FCC announced it would: (1) maintain the existing "equal per unit" pricing rules until late 1993; (2) implement an interim rate structure and pricing plan during the subsequent two years: and (3) implement a further rulemaking for consideration of a permanent rate structure beginning no earlier than late 1995. (The local access restructuring plan went into effect in December 1993.)

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

As part of the Telecommunications Act of 1996, the Federal Communications Commission mandated that all telecommunication companies support the Universal Service Fund. This fund was established in 1998, to support quality, affordable telecommunication services for all rural citizens, schools, libraries and hospitals. A determined rate for the "specific fee" portion of this surcharge is applied to all interstate and international calls. A determined rate for the "surcharge" portion is applied to all invoiced charges, excluding taxes.

Also, as part of Access Reform mandated in the Telecommunications Act of 1996, beginning in 1998 local phone companies are permitted to assess the Pre-subscribed Interexchange Carrier Charge, also known as "PICC." The "PICC" is a monthly per line cost charged by the local telephone company to each long distance carrier for every customer phone line that is pre-subscribed to that carrier. These charges are passed on to the end users.

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


ITEM 2.  PROPERTIES
-------------------

The Company currently leases approximately 27,000 square feet in four buildings at a monthly cost of approximately $35,000. Its executive offices and headquarters at 2 Greenwood Square, 3331 Street Road, Suite 275 in Bensalem, Pennsylvania is leased for a term of three years expiring in 2001. The Company's leased switch space in Philadelphia, Pennsylvania expires in 2003. The Company's second leased switch space in Philadelphia, Pennsylvania expires in 2007. The Company's leased switch space in Oakland, California expires in 2000. The Company considers its space to be adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, and certain former officers of the Company, in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. The case was tried to the Court sitting without a jury on December 14-16, 1998. The parties recently filed post-trial memorandum and are awaiting the decision of the Court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On November 25, 1998, the Company held its 1998 Annual Meeting of Shareholders. At that meeting the Company's shareholders voted on the following issues:

        1) The election of (4) four Board of Directors to serve until the next annual meeting of shareholders. At the meeting, Aaron R. Brown was reelected Chairman, President and Chief Executive Officer. Walt Anderson was reelected to the Board of Directors. Artie Regan was reelected as Secretary and Director and Murray Goldberg was reelected to the Board of Directors.

        2) To transact such other business as may properly come before the Annual Meeting or any postponement or adjournment thereof.


Since the date of the Annual Meeting of Shareholders above, Aaron R. Brown has stepped down from his position of Chairman, President and Chief Executive Officer and Walt Anderson has been named Chairman of the Board of Directors. Currently, the Board of Directors includes Mr. Anderson, Mr. Regan and Mr. Goldberg. The Company plans to elect additional outside Directors in the future.

                                    PART II
                                    ==== ==


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

The following figures represent the high and low closing price as reported by NASDAQ during each successive quarter beginning in 1997.



      QUARTER              HIGH         LOW
      -------              ----         ---

4th     Quarter 1998      $ 1.91      $ 1.38
3rd     Quarter 1998      $ 2.19      $ 1.50
2nd     Quarter 1998      $ 2.25      $ 1.91
1st     Quarter 1998      $ 2.38      $ 1.16
4th     Quarter 1997      $ 2.31      $ 1.25
3rd     Quarter 1997      $ 2.00      $ 1.34
2nd     Quarter 1997      $ 1.63      $  .84
1st     Quarter 1997      $ 1.53      $ 1.03


Effective January 21, 1994, the Company's Common Stock was listed on the National Association of Securities Dealers Automated System (NASDAQ) under the symbol "USWI".

As of March 17, 1999 there were approximately 131 holders of record of the Company's Common Stock. Most of the shares of the Common Stock are held in street name for a larger number of beneficial owners.

The Company has not paid any dividends on its Common Stock, however, the Company is paying quarterly dividends on its Preferred Stock at a rate of 9% or approximately $6,750 per quarter. The Company does not currently anticipate the payment of dividends on its Common Stock.

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance will be used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected financial data presented below is for the years ended December 31, for each of the periods indicated below. The following information should be read in connection with the consolidated financial statements of the Company and related notes included elsewhere in this report and with Item 7 of this report.


                                                Year Ended December 31,
                                                -----------------------
Operating Data               1998           1997           1996          1995          1994
-----------------------  -------------  -------------  ------------  ------------  -------------

Net sales                 $44,679,060    $56,466,698    $40,304,442  $27,755,388    $23,633,312

Net Income (loss)(1)      $(1,828,369)   $(3,699,821)   $    88,625  $  (277,723)   $(1,246,076)

Net Income (loss)
  per common share(2)     $      (.10)   $      (.23)   $        --  $      (.02)   $      (.09)

                                                       December 31,
                                                       -----------
Balance Sheet Data           1998           1997           1996         1995           1994
-----------------------   -----------    -----------    -----------  -----------    -----------

Total assets              $11,021,464    $11,813,475    $11,992,359  $ 9,500,361    $ 9,552,833

Capital
  lease obligations       $   376,760    $   653,355    $   703,696  $   731,701    $ 1,396,364

Redeemable
  preferred stock         $   330,000    $   330,000    $   300,000  $   300,000    $ 1,300,000

Cash dividends            $    27,000    $    27,000    $    27,000  $    67,255    $   120,000
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

     1997 results include an increase in bad debt expense of approximately $986,000 due to higher than anticipated carrier write-offs. In addition, the Company incurred approximately $173,000 of severance expense upon the termination of three members of management during 1997. Finally, costs associated with the proposed merger with ACC Corp. (see Note 14 to the financial statements, Aborted Merger Costs) amounted to approximately $567,000 in 1997.

     1998 results include approximately $393,000 in additional depreciation expense due to the acceleration of depreciation of assets associated with the Philadelphia Switch, which is to be replaced by the middle of 1999. In addition, the Company incurred approximately $300,000 of salary expense for severance paid to a former President. Finally, approximately $102,000 in miscellaneous expense was due to moving the corporate office in 1998.

(2) The Company has retroactively adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, since the Company has incurred losses from continuing operations for the years ended December 31, 1994, 1995, 1997 and 1998 no potential Common Shares have been included in the computation of any diluted per share amount. For the year ended December 31, 1996 the difference between diluted and basic earnings per share is not significant. Accordingly, only basic earnings per share have been presented.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


Certain information contained herein may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this report are forward-looking statements. Such statements are subject to certain risks and uncertainties, including but not limited to: changes in general economic conditions, increasing levels of competition in the telecommunications industry, changes in telecommunications technologies, changes in FCC regulations, the Company's reliance on transmission facilities based carriers, risks involved in conducting international operations, the inability to generate sufficient revenues to meet debt service obligations and operating expenses, unanticipated costs associated with the Company's recent and future acquisitions and the failure of the Company to manage its growth effectively. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important facts that could cause actual results to differ materially from the Company's expectations are set forth in this report. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements.


RESULTS OF OPERATIONS
---------------------

                            ~ 1998 Compared to 1997~

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

The Company experienced significant changes in its business that negatively impacted its results of operations for the year ended December 31, 1998. In the first quarter of 1998, the Company and ACC Corp. mutually terminated an Agreement and Plan of Merger between the two Companies. During the first quarter of 1998, prior to the termination of such agreement, the Company's operating and sales initiatives were not met due to management's focus on integration plans with ACC Corp. As a result, the Company's revenues in the first quarter of 1998 were negatively impacted.

Also, revenues decreased in 1998 by approximately $3,023,000 due to a decline in the International Callback revenue channel. This was a result of management's decision to gradually exit the International Callback business. This decision was based primarily on the telecommunications deregulation in European and Asian countries. As pricing for long distance services has decreased in these areas, the International Callback business as a whole has diminished.

In addition, approximately $3,875,000 of the decrease in revenue was due to a decline in the retail revenue channel, mostly attributed to decreasing selling rates because of strong competition in the marketplace. Also, revenue through the carrier sales channel decreased by approximately $4,200,000 for the year ended December 31, 1998. In 1997, revenue through the carrier channel consisted of a large amount of high credit risk international traffic. In 1998, the Company limited the amount of this traffic in order to reduce bad debt exposure.



REVENUE

Total revenues decreased 20.9% or approximately $11,788,000 to approximately $44,679,000 in 1998, primarily due to a decrease in carrier revenue of approximately $4,200,000, a decrease in International Callback revenue of approximately $3,023,000, and a decrease in retail revenue of approximately $3,875,000. As a result of strong competition in the long distance market, the Company's average retail rate per minute decreased $.018 from January, 1998 to December, 1998. This accounted for approximately $2,009,000 of the $3,875,000 decrease in retail revenue.


The table below shows the distribution of revenues on a percentage basis by product line:


                            DISTRIBUTION OF REVENUES


          Service                                    % 1998   % 1997
----------------------------------------------------------------------
          Domestic 1+                                   45%      37%
          International                                 23%      31%
          Inbound                                       15%      15%
          Wireless                                       4%       4%
          Domestic Carrier Termination                  13%      13%


GROSS PROFIT

Gross profit margin in 1998 increased 8.7% to 28.8% from 1997. The increase in gross profit margin is primarily attributable to the decrease in carrier revenue, which generates a much lower margin than the Company's retail products, but are a necessary component of fully utilizing network facilities. As a percentage of total revenue, carrier revenue decreased to approximately 26% for 1998 versus 28% in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, General and Administrative ("SG&A") expenses for 1998 were approximately $3,088,000 lower than the amount incurred during 1997. However, SG&A expenses as a percentage of revenue increased marginally from 30.0% in 1997 to 31.0% in 1998. Depreciation expense increased approximately $441,000 in 1998. Of this increase, $393,000 was due to accelerating the depreciation of assets associated with one of the Company's switches (See footnote 2 under Property and Equipment). Commission expense decreased approximately $1,408,000 or 21.0% from 1997 due primarily to a decrease in revenues on which commissions are paid. Salary compensation expense decreased approximately $570,000 to approximately $3,045,000 due to less headcount throughout 1998. Also, other miscellaneous SG&A expenses decreased approximately $1,537,000 in 1998.

PROVISION FOR BAD DEBT

Bad debt expense decreased approximately $677,000 (from approximately 2.6% of net sales in 1997 to approximately 1.8% of net sales in 1998). In 1997, the Company incurred bad debts related to three large carrier accounts. The improvement in 1998 is mainly attributed to the Company's ability to more effectively monitor and control exposure from revenue derived from the carrier channel.

NET LOSS FROM OPERATIONS

The Company recorded a net loss before preferred dividends for 1998 of approximately $1,828,000 versus a net loss before preferred dividends of approximately $3,700,000 for 1997. This improvement is mainly due to an increase in gross profit margins, a decrease in bad debt expense, a decrease in commission expense, a decrease in legal and accounting fees and a decrease in salary expense offset by an increase in depreciation expense. A portion of the net loss before preferred dividends of approximately $1,828,000 in 1998 was attributable to the following: a one time salary expense of approximately $300,000 associated with severance paid to a former President, an increase in miscellaneous expense of approximately $102,000 associated with moving the corporate office, an increase in depreciation expense of approximately $393,000 (See footnote 2 under Property and Equipment), consulting expenses of approximately $100,000 associated with the engagement of Paine Webber to explore potential strategic alternatives for the Company and approximately $256,000 for other consulting, legal and accounting fees associated with potential strategic alternatives for the Company.


                           ~ 1997 Compared to 1996 ~

OVERVIEW

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



REVENUE

Total revenues increased 40.1% or approximately $16,162,000 to approximately $56,467,000 in 1997, primarily due to an increase in agent revenue of approximately $11,350,000, an increase in carrier revenue of approximately $8,792,000, and an increase in switchless revenue of approximately $2,454,000. The increase in revenues was partially offset by a decrease in reseller revenue of approximately $5,012,000.


The table below shows the distribution of revenues on a percentage basis by product line:


                           DISTRIBUTION OF REVENUES

          Service               % 1997   % 1996
-------------------------------------------------
Domestic 1+                         37%      39%
International                       31%      24%
Inbound                             15%      16%
Wireless                             4%       7%
Domestic Carrier Termination        13%      14%


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

PROVISION FOR BAD DEBT

Bad debt expense increased approximately $986,000 (from approximately 1.2% of net sales in 1996 to approximately 2.6% of net sales in 1997). Of this increase, approximately $780,000 is related to the provision for bad debts of three specific carrier accounts, $137,000 is related to uncollectible international toll calls, and $56,000 is the result of the bankruptcy of one of the Company's rebillers.

NET LOSS FROM OPERATIONS

The Company recorded a net loss before preferred dividends for 1997 of approximately $3,700,000 versus a profit of approximately $89,000 for 1996. The net loss reported in 1997 resulted primarily from lower gross margins and higher SG&A expenses as mentioned above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1998, cash and cash equivalents were approximately $1,665,000. Cash flow used in operations in 1998 was approximately $2,866,000. Net cash used in investing activities in 1998 was approximately $1,237,000, which resulted from the purchase of property and equipment.

Working capital at December 31, 1998 was approximately $(369,000) as compared to approximately $(2,664,000) at December 31, 1997. The increase in working capital was primarily due to the decrease in net loss from 1997 to 1998 as stated above.

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which was automatically renewed for two successive one year periods and expires on May 11, 1999. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 3 3/4%, with a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of December 31, 1998, the Company's outstanding balance on its credit facility was approximately $1,121,000, leaving approximately $879,000 available for future borrowing under the credit facility. The Company was not in compliance with several of its covenants at December 31, 1998. However, the Company received a waiver through 1999, related to such conditions of non-compliance. The Company is currently negotiating the terms for the renewal of three successive one year periods with Century Business Credit Corporation to begin on May 11, 1999. Interest for the new term is expected to be at a lower rate. The renewal period will also include a revolving $2,000,000 credit facility with a minimum loan value of $750,000. The Company anticipates that the new term will not require any limited personal guarantees.

The Company has capital lease obligations for various equipment pursuant to leases with terms of three to five years. These leases expire at various times through the year 2000. The leases carry interest rates ranging from 9.0% to 13.9%, and are collateralized by the equipment purchased. The aggregate lease balance as of December 31, 1998 was approximately $427,000. The Company anticipates that its minimum lease payments for 1999 will be approximately $265,000.

The Company's cash and equity positions were significantly improved during 1998. The Company's former Chairman and former Chief Executive Officer each exercised 300,000 stock options and 569,000 warrants for a total of approximately $2,034,000. In addition, short-swing profits of approximately $2,481,000 were remitted to the Company as a result of a violation of Section 16(b) of the Securities Exchange Act of 1934 by a beneficial owner.

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance will be used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

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


YEAR 2000
---------


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

The Company has initiated a project to identify and address the Year 2000 issue and is addressing the most critical needs first. The Company has completed an inventory of its computer systems, network elements, software applications and other office systems. The preliminary results indicated that the Company would
be required to replace its long distance switch located in Philadelphia.    The
Company has recently purchased a new DSC DEX600 switch, which is Year 2000 compliant, to replace its existing switch in Philadelphia. The Company anticipates that the new switch will be installed by the end of the second quarter of 1999. Although the original Philadelphia switch required replacement as a result of Year 2000 compliance issues, the Company also needed to replace the switch due to its inability to support any significant growth. The total estimated cost of replacing the switch will be approximately $1.9 million. Approximately $1.1 million was incurred in 1998.

The Company has identified all vendors that the Company interacts with electronically or otherwise relies on in order to conduct business. The Company is contacting those vendors in order to obtain the appropriate assurances that those third parties are or will be Year 2000 compliant. As of this writing, the Company has requested Year 2000 compliance status from 171 vendor/suppliers and has received 93 responses that have indicated that they are indeed Year 2000 compliant or would be compliant by December 31, 1999. The Company continues to monitor these returns and will make assessments as to their relative impact on the Company's systems. If compliance is not achieved in a timely manner by the Company or any significant related third party, the Year 2000 issue could have a material adverse effect on the Company's operations.

The Company plans to develop and, if necessary, implement contingency plans to minimize the effects of any significant Year 2000 noncompliance. On the telecommunications network side, these contingency plans would include, but would not be limited to, immediately directing terminating traffic away from a long distance carrier who was not Year 2000 compliant. Traffic would then be transferred to different carriers with potentially higher rates to desired locations for an undetermined period of time. This could have a material adverse effect on the Company's results of operations and liquidity.

On the data network side, information would be compiled and transferred manually to firms that were unable to accept data electronically because of noncompliance. The Company currently has these manual alternative procedures in place. The cost of all such plans cannot be assessed at this time but are not expected to have a material adverse financial impact on the Company. However, these and any other plans may not be adequate and any additional significant expenditures could have a material adverse affect on the Company's results of operations and liquidity.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See "Index To Consolidated Financial Statements and Notes To Consolidated Financial Statements" on page F-i herein.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     1) None

                                   PART III
                                   ==== ===

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table sets forth information with respect to all of the incumbent directors of the Company at February 26, 1999.


      NAME         AGE            POSITION            DIRECTOR SINCE
-----------------  ----  ---------------------------  --------------

Walt Anderson      (46)  Chairman (1)                           1998

Murray Goldberg    (55)  Director (2)                           1996

Arthur Regan       (34)  Director and Secretary (3)             1997


(1) WALT ANDERSON, owns more than 50% of the Company's shares, was elected to Board of Directors in 1998 and was recently named Chairman of the Board of Directors in March, 1999. Mr. Anderson is a pioneer in the telecommunications industry. He founded Mid Atlantic Telecom, a regional long distance carrier, in 1984 to take advantage of the breakup of AT&T. He also founded Espirit Telecom in 1991 and was Chairman of that company until recently. Mr. Anderson is also on the Board of Directors of several other companies including TotalTel USA Communications, Net-tel Corp., Teleport UK Ltd., American Technology Labs, Inc., Galactech Corp. and Rotary Rocket Co.

(2) MURRAY GOLDBERG, a shareholder of the Company since 1989, and an independent sales agent of the Company since 1993, is also currently employed as a sales agent for Goldberg & Associates, a partnership, Mr. Goldberg also is the owner and a Vice-President of Jamco, Inc., a discount shoe distributor in Florida and the owner and Director of Doxs, Inc., an anaesthesia equipment developer and distributor. Prior to January 1993, Mr. Goldberg worked as an anesthesiologist at Paoli Memorial Hospital. From June 1994 until May 1996, he was an owner of Strathmore Bagel Franchise Company. Mr. Goldberg was elected a Director of the Company in November, 1996.

(3) ARTHUR REGAN has been a director of the Company since August 1997. Mr. Regan is currently President of Regan & Associates, Inc., a proxy solicitation/shareholder services firm in New York, New York that has been a vendor of USW since 1993. Mr. Regan also is the Chairman, President and Chief Executive Officer of RD's Place, Inc., a messenger/courier company located in Jersey City, New Jersey. Mr. Regan was previously a Director and President of David Francis & Co., Inc., a proxy solicitation/shareholder services firm, from 1988 through 1991.



Executive Officers

The Company's executive officers are appointed by the Board of Directors and, except as described herein, hold office at the pleasure of the Board until their successors are appointed and have qualified. The Company has two executive officers, David B. Hurwitz and Michael McAnulty. Mr. Hurwitz, age 36, became the President and Chief Executive Officer in February, 1999. He started with the Company in December, 1996 as the Executive Vice President of Sales and Marketing of the Company. From 1995 to 1996 he served as the Vice President of Sales and Marketing of Commonwealth Long Distance, a C-TEC company. Prior to the position with Commonwealth, he served as Executive Vice President and Chief Operating Officer of InterNet Communications Services, Inc. and as General Manager of FiberNet from 1992 to 1995. Both InterNet and FiberNet are affiliated with one another. From 1985 to 1992 Mr. Hurwitz held sales and sales management positions with RCI Long Distance, a subsidiary of Rochester Telephone Corp. (now Frontier Corporation). Michael McAnulty, age 32, is the Chief Financial Officer. He has been with the Company since August, 1996 when he began as the Controller. He was the Accounting Manager for PageNet Inc. where he worked from 1992 to 1996. Prior to the position he held at PageNet, he was employed by Crown, Cork and Seal Co., Inc. as a Plant Controller from 1990 to 1992.


ITEM 11.  EXECUTIVE COMPENSATION AND OPTIONS OUTSTANDING
--------------------------------------------------------

The following table shows for the years ended December 31, 1996, 1997 and 1998, certain compensation paid or accrued by the Company for services by the named officers.


                          SUMMARY COMPENSATION TABLE


----------------------------------------------------------------------------------------------------------
                                                             Long Term
                                                           Compensation
                                                           ------------
                   Annual Compensation                        Awards                   Payouts
----------------------------------------------------------------------------------------------------------
Name                                              Other     Restricted      Common                  All
And                                               Annual      Stock         Stock       LTIP       Other
Principal                      Salary    Bonus    Comp.       Awards      Underlying   Payouts     Comp.
Position                 Year    ($)      ($)     ($)(1)       ($)        Options (#)    ($)        ($)
----------------------------------------------------------------------------------------------------------
David B. Hurwitz          `98  215,030       --       --             --       50,000        --          --
Interim President and     `97  150,000   69,821       --             --           --        --          --
Chief Executive           `96    6,250       --       --             --      700,000        --          --
Officer (3)
----------------------------------------------------------------------------------------------------------
Stephen J. Parker         `98  118,133       --       --             --           --        --     300,000(5)
Former President and      `97  169,125       --       --             --           --        --          --
Chief Executive           `96  165,000       --       --             --           --        --       2,065(2)
Officer (5)
----------------------------------------------------------------------------------------------------------
Aaron R. Brown            `98   64,171       --       --             --           --        --      82,747
Former President and      `97    6,875       --       --             --           --        --     119,792
Chief Executive           `96  165,000       --       --             --           --        --       1,116(2)
Officer (4)
----------------------------------------------------------------------------------------------------------

(1) For 1996, 1997 and 1998 the aggregate amount of such Other Annual Compensation for each named officer is not reportable under SEC rules because such amount is the lesser of either $50,000 or 10% of the total salary for such named officer.

(2) Includes amounts paid for life insurance of the named officer where the Company is not the beneficiary of the policy.

(3) Mr. Hurwitz became interim President and Chief Executive Officer on February 17, 1999.

(4) Effective August 21, 1998, Mr. Brown became the interim President and Chief Executive Officer with a salary of $178,125 per annum. Prior to that he was a consultant to the Company since January 14, 1997 at a fee of $128,125 per annum. Effective February 17, 1999, Mr. Brown resigned as interim president and Chief Executive Officer, at which time he resumed the terms of his consulting contract.

(5) Effective August 21, 1998, Stephen Parker, President and Chief Executive Officer, terminated his employment with the Company. Mr. Parker was immediately replaced by Aaron Brown as interim President and Chief Executive Officer. Upon termination Mr. Parker received severance pay of approximately $300,000. Mr. Parker originally had a seven year employment agreement effective December 23, 1993.



OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes the number of options granted to named officers during the year ended December 31, 1998. The Company did not grant any stock appreciation rights in 1998.


-----------------------------------------------------------------------------------------------------------
                                                                                   Potential Realizable
               Number of Shares of     Percent of Total                              Value of Assumed
    Name          Common Stock         Options Granted    Exercise    Expiration   Annual Rates of Stock
               Underlying Options     in Fiscal Year(1)     Price        Date      Price Appreciation for
                    Granted                                                            Option Term(2)
-----------------------------------------------------------------------------------------------------------
                                                                                            5%       10%
-----------------------------------------------------------------------------------------------------------
David B.            50,000                 10.6%          $1.1875     03/10/01         $9,359   $19,653
 Hurwitz
-----------------------------------------------------------------------------------------------------------
Aaron R.                --                   --                --           --             --        --
 Brown
-----------------------------------------------------------------------------------------------------------
Stephen J.              --                   --                --           --             --        --
 Parker
-----------------------------------------------------------------------------------------------------------


(1) Based upon options to purchase a total of 473,000 shares granted to all officers and employees of the Company in 1998 under its Amended and Restated Stock Option Plan or its predecessor plans.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table summarizes the number and value of unexercised options held by the named officers as of December 31, 1998.


--------------------------------------------------------------------------------------------------------------------------------
                        Number of        Value           Number of Shares of Common                  Value of Unexercised
                         Shares         Realized                   Stock                             In-The-Money Options
                        Acquired                           Underlying Unexercised                        or Warrants
                       on Exercise                                Options                            at Fiscal Year-End(1)
                                                       or Warrants at Fiscal Year-End
                                                       =========================================================================
                                                              EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
NAME                                                               #                #                $                 $
================================================================================================================================
David B. Hurwitz             --               --                475,000        225,000            $221,563        $61,875
--------------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown          869,000(2)            --                     --             --                  --             --
--------------------------------------------------------------------------------------------------------------------------------
Stephen J. Parker       869,000(2)            --                     --             --                  --             --
--------------------------------------------------------------------------------------------------------------------------------


(1) Based upon a market price of the Company's common stock on December 31, 1998 of $1.5625 per share (last trading day in December 1998).

(2) Includes exercise of 300,000 shares of common stock issued on September 1, 1993 under the Company's 1993 Executive Stock Option Plan (the "Executive Plan", now consolidated with the Employee Compensation Stock Option Plan in the Amended and Restated Stock Option Plan) at an exercise price of $1.375 per share and exercise of 569,000 warrants of common stock issued on May 11, 1995 at $1.0625 per share.


COMPENSATION OF DIRECTORS

Directors who also serve as salaried employees of the Company do not receive any additional compensation for their services as directors.

In 1998, non-employee directors are entitled to receive $1,000 for each Board meeting attended in person, and $500 for participation in each Board meeting conducted by telephone conference call. In addition, the Company granted to each non-employee director options to purchase 25,000 shares of the Company Common Stock for his services as a director during 1998. These grants consist of options to purchase 25,000 shares of the Company Common Stock at $1.1875 per share granted to Mr. Regan and Mr. Goldberg.


EMPLOYMENT AGREEMENTS

Mr. Hurwitz has a three year Employment Agreement terminating January 5, 2000. The contract provides for an annual base salary of not less than $150,000 subject to annual cost of living increases as measured by the Consumer Price Index.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of February 26, 1999 information concerning the shares of the Company's Common Stock beneficially owned by: (i) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Executive Officer; and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock. The Company also has outstanding 30,000 shares of Preferred Stock. For purposes of this table, it has been assumed that the outstanding shares of Preferred Stock have been converted into 300,000 shares of Common Stock in accordance with its terms as of February 26, 1999. No Executive Officer or Director of the Company owns any shares of the Company's Preferred Stock.


Name and Address of Beneficial                        Amount and Nature
Owner or Identity of Group                         of Beneficial Ownership   Percent of Class
-------------------------------------------------  ------------------------  -----------------
Aaron R. Brown                                           869,000(1)               4.5%
2 Greenwood Square
3331 Street Road, Suite 275
Bensalem, PA  19020

Murray Goldberg                                        2,295,000(2)              11.9%
26 Anthony Drive
Malvern, PA 19355

Arthur Regan                                              57,000(3)                 *
15 Park Row
New York, NY  10038

Gold & Appel Transfer, S.A.                           10,119,934(4)              52.5%
Omar Hodge Building
Wickhams Cay
Road Town
Tortula, British Virgin Islands

David B. Hurwitz                                         636,000(5)               3.2%
48 Dalton Way
Holland, PA  18966

All Directors and Executive Officers as a group       13,976,934(6)              70.2%
(5 persons)

*  Less than 1%

(1)  Mr. Brown is a former director and officer of the Company.
(2) Includes 2,270,000 shares of common stock owned by Mr. Goldberg as well as options to purchase 25,000 shares of common stock at $1.1875 per share.
(3) Includes 12,000 shares of common stock owned by Mr. Regan, options to purchase 25,000 shares of common stock at $1.1875 per share and options to purchase 20,000 shares of common stock at $1.69 per share.
(4) As reported on Schedule 13D, under the 1934 Act, filed by Gold & Appel Transfer, S.A.
(5) Includes 61,000 shares of common stock owned by Mr. Hurwitz as well as options to purchase 350,000 shares of common stock at $1.03125 per share, options to purchase 200,000 shares of common stock at $1.30 per share and options to purchase 25,000 shares of common stock at $1.1875 per share.
(6) Includes shares issuable to Messrs. Goldberg, Regan, and Hurwitz upon the exercise of options described in notes 2, 3 and 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

LOAN GUARANTEES

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation ("Century") for a revolving credit facility of $2,000,000. On April 27, 1995, the Company issued 500,000 shares of restricted Common Stock to each of Aaron R. Brown and Stephen J. Parker in consideration for their limited personal guarantee given to Century equal to 25% of the indebtedness incurred with Century. In connection with this transaction Messrs. Brown and Parker also terminated 420,000 stock options. After review of the transaction by a Special Committee appointed by the Board of Directors, the issuance of the restricted stock and the cancellation of options were rescinded. In their place, the Company issued to each of Messrs. Brown and Parker warrants to purchase 600,000 shares of Common Stock in consideration for the limited personal guarantees given by each in connection with the credit facility. Each warrant issued in the transaction entitled the holder to purchase shares of Common Stock at a price of $1.0625 per share until May 11, 2000. Messrs. Brown and Parker exercised 31,000 warrants each during 1997 for total consideration of $65,875, and exercised 569,000 warrants each during 1998 for total consideration of $1,209,125. The stock issued upon exercise of the warrants is restricted stock under the federal securities laws.


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

SALES AGENCY

Mr. Goldberg acts as a sub-agent for the Company and is the co-owner of Goldberg & Associates, a company that acts as an agent for the Company in the sale of the Company's products and services. During 1998, the Company paid Mr. Goldberg and such company a total of $84,569 in commissions for their services as the Company's sales agents.


PRIVATE PLACEMENT

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance will be used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

                                    PART IV
                                    ==== ==


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Documents filed as part of this Annual Report on Form 10-K:

     (1)  Financial Statements
          --------------------

          See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


     (2) Financial Statement Schedules required to be filed by Item 8 on this
         --------------------------------------------------------------------
         form.
         -----

         See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


(b)  Reports on Form 8-K:

     (1) On December 10, 1998, the Company filed Form 8-K regarding the annual meeting of shareholders and the voting results of the elected Board of Directors.

     (2) On September 1, 1998, the Company filed Form 8-K regarding the resignation of a Former President and Chief Executive Officer as well as the repurchase of shares of common stock of the Company.

     (3) On June 16, 1998, the Company filed Form 8-K regarding its compliance with the continued listing requirements of the Nasdaq Small Cap Market.

(c)   Exhibits


Exhibit No.  Description
-----------  -----------

      3.1    Certificate of Incorporation of Registrant*
      3.2    Amendment to Certificate of Incorporation*
      3.3    By-Laws of Registrant*
      4.1    Specimen Common Share Certificate*
     10.1    DSC Marketing Services Supply Agreement**
     10.2    Key Employees Incentive Stock Option Plan**
     10.3    Employee Compensation Stock Option Plan**
     10.4    Agreement of Lease for 3 Parkway, Philadelphia, PA**
     10.6 Employment Agreement dated December 23, 1993, between US Wats, Inc. and Stephen J. Parker* * *
     10.7 Loan and Security Agreement between US Wats, Inc. and Century Business Credit Corporation dated May 11, 1995****
     10.8 Employment Agreements dated February 25, 1997, between US Wats, Inc. and David B. Hurwitz, Kevin M. O'Hare and Mark A. Mendes*****
     10.9 Employment Agreement dated March 3, 1997, between US Wats, Inc. and Christopher J. Shannon.
     10.10 Termination Agreement dated September 30, 1997, between US Wats, Inc. and Kevin M. O'Hare.
     10.11 Termination Agreement dated October 15, 1997 between US Wats, Inc. and Mark A. Mendes
     10.12 Termination Agreement dated October 17, 1997, between US Wats, Inc. and Christopher J. Shannon
     10.13 Severance, General Release, and Cooperation Agreement dated August 21, 1998, between US Wats, Inc. and Stephen Parker******
     10.14 Stock Repurchase Agreement dated August 21, 1998, between US Wats, Inc. and Stephen Parker******

     *       Filed as an exhibit with corresponding Exhibit No. to Registrant's post effective amendment No. 1 to Registration Statement on Form S-
             18, or previous Annual Report Form 10-K.
     **      Incorporated by reference to the December 31, 1992 Form 10-K
     ***     Incorporated by reference to the December 31, 1993 Form 10-K
     ****    Incorporated by reference to the June 30, 1995 Form 10-Q
     *****   Incorporated by reference to the February 25, 1997 Form 8-K
     ******  Incorporated by reference to the September 1, 1998 Form 8-K

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 US WATS, INC.
                                 (Registrant)

                         By:    /s/  Michael McAnulty
                               ----------------------------------
                               Michael McAnulty


                         Date:  March 31, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                TITLE                                  DATE
---------                -----                                  ----


/s/  David B. Hurwitz    President and Chief Executive Officer  March 31, 1999
-----------------------
David B. Hurwitz

/s/  Michael McAnulty    Chief Financial Officer and Treasurer  March 31, 1999
-----------------------
Michael McAnulty

/s/  Walt Anderson       Chairman of the Board                  March 31, 1999
-----------------------
Walt Anderson

                        US WATS, INC.  AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                      Page (s)
                                                                      --------

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets
     December 31, 1998 and 1997                                      F-2 to F-3

Consolidated Statements of Operations
     Years ended December 31, 1998, 1997, and 1996                       F-4

Consolidated Statements of Common Shareholders' Equity (Deficiency)
     Years ended December 31, 1998, 1997, and 1996                   F-5 to F-7

Consolidated Statements of Cash Flows~
     Years ended December 31, 1998, 1997, and 1996                       F-8

Notes to Consolidated Financial Statements                           F-9 to F-21

Financial Statement Schedule
- Schedule II - - Valuation and Qualifying Accounts                      F-22

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US Wats, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of US Wats, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, common shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Wats, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's net loss, negative working capital and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 30, 1999

                         US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                         December 31,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------

ASSETS
------

Current Assets
      Cash and cash equivalents                     $1,665,485  $1,588,267
      Accounts receivable, net of allowance for
      doubtful accounts of $934,624 for 1998 and
      $1,498,749 for 1997                            6,165,896   6,899,082
      Prepaid expenses and other                       166,977     108,683
                                                    ----------  ----------

         Total Current Assets                        7,998,358   8,596,032
                                                    ----------  ----------

Property and Equipment
      Telecommunications equipment                   5,031,047   3,881,857
      Equipment                                      1,690,490   1,579,435
      Software                                         652,422     647,797
      Office furniture and fixtures                    157,006     155,553
      Leasehold improvements                            46,671      36,432
                                                    ----------  ----------
                                                     7,577,636   6,301,074
Less accumulated depreciation and amortization       4,708,113   3,286,435
                                                    ----------  ----------

    Total Property and Equipment                     2,869,523   3,014,639
                                                    ----------  ----------

Other assets, principally deposits - net               153,583     202,804
                                                    ----------  ----------

        Total                                      $11,021,464 $11,813,475
                                                    ==========  ==========




The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                            December 31,
                                                                    ----------------------------
                                                                        1998           1997
                                                                    -------------  -------------
Liabilities and Shareholders' Equity (Deficiency)
-------------------------------------------------

Current Liabilities
  Note payable                                                       $ 1,121,341    $   690,826
  Capital lease obligations, current portion                             226,968        273,095
  Accounts payable                                                     4,372,548      6,975,779
  Accrued commissions                                                    891,318        943,556
  Accrued expenses and other                                             790,699      1,007,980
  State and Federal taxes payable                                        961,731      1,293,417
  Deferred revenue                                                         2,887         75,494
                                                                     -----------    -----------

   Total Current Liabilities                                           8,367,492     11,260,147
                                                                     -----------    -----------

Long-Term Liabilities
  Capital lease obligations, net of current portion                      149,792        380,260
                                                                     -----------    -----------

Commitments and Contingencies - see note 7

Redeemable preferred stock, $.01 par, authorized
  150,000 shares, issued and outstanding:
  30,000 shares in 1998 and 1997
  Redemption value: $11.00 per share                                     330,000        330,000
                                                                     -----------    -----------

Common Shareholders' Equity (Deficiency)
 Common Stock issuable                                                        --            166
Common stock, $.001 par, authorized
 30,000,000 shares; issued:
 20,077,144 shares in 1998 and
 17,654,100 shares in 1997                                                20,077         17,654
 Additional paid-in capital                                            9,514,075      5,328,982
 Accumulated Deficit                                                  (7,358,853)    (5,503,484)
                                                                     -----------    -----------
                                                                       2,175,299       (156,682)
 Common stock held in treasury
  (1,119,000 shares in 1998 and 250,000 shares in 1997), at cost          (1,119)          (250)
                                                                     -----------    -----------

                                                                       2,174,180       (156,932)
                                                                     -----------    -----------

    Total                                                            $11,021,464    $11,813,475
                                                                     ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years Ended December  31,
                                                            -------------------------
                                                          1998           1997           1996
                                                         -----           ----            ----
Revenues                                              $44,679,060    $56,466,698    $40,304,442

Cost of sales                                          31,789,200     41,511,542     26,802,398
                                                      -----------    -----------    -----------

Gross profit                                           12,889,860     14,955,156     13,502,044

Selling, general and administrative expenses           13,851,001     16,939,142     12,716,965

Provision for bad debts                                   788,493      1,465,248        479,208
                                                      -----------    -----------    -----------

(Loss) Income from operations                          (1,749,634)    (3,449,234)       305,871

Other income (expense)
      Interest income                                     164,180         71,921         62,732
      Interest expense                                   (232,915)      (322,508)      (272,978)

(Loss) Income before income tax expense (benefit)      (1,818,369)    (3,699,821)        95,625

Income tax expense                                         10,000             --          7,000
                                                      -----------    -----------    -----------

Net (loss) income                                      (1,828,369)    (3,699,821)        88,625

Preferred dividends and accretion                          27,000         57,000         27,000
                                                      -----------    -----------    -----------

Net (loss) income applicable to
      common shareholders                             $(1,855,369)   $(3,756,821)   $    61,625
                                                      ===========    ===========    ===========

Net loss per share
      applicable to common shareholders                     $(.10)         $(.23)  $         --
                                                      ===========    ===========    ===========


Weighted average number of shares outstanding          18,785,656     16,084,971     15,877,900
                                                      ===========    ===========    ===========


 The accompanying notes are an integral part of these consolidated financial statements

                         US WATS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                          YEAR ENDED DECEMBER 31, 1998

                                           Common     Common    Add'l                        Treasury   Treasury   Shareholders'
                            Common Stock   Par Value  Stock     Paid-In                      Stock      Stock At   Equity
Description                 Shares Issued    $  .001  Payable   Capital       Deficit        Shares     Cost       (Deficiency)
--------------------------  -------------    -------  -------   -----------   ------------   ---------  --------   -------------
Balance, December 31, 1997     17,654,100    $17,654  $   166    $5,328,982   $ (5,503,484)    250,000  $   (250)  $    (156,932)

Net Loss                               --         --       --            --     (1,828,369)         --        --      (1,828,369)

Short-Swing Profit                                         --     2,430,979             --          --        --       2,430,979
 Proceeds

Exercise of Employee Stock      1,068,984      1,069              1,403,422             --          --        --       1,404,491
 Options

Exercise of Warrants            1,188,000      1,188              1,259,419                                            1,260,607

Common Stock Issued               166,060        166    $(166)                          --          --        --

Options Issued for
 Consulting Services                                                133,204                                              133,204

Repurchase of Common Stock                                       (1,041,931)                   869,000   $  (869)     (1,042,800)

Cash Dividends on                                                                  (27,000)                              (27,000)
 Preferred                                                                     -----------                           -----------
 Stock ($.90 per share)
                               ----------    -------    -----   -----------    -----------   ---------   -------     -----------
Balance, December 31, 1998     20,077,144    $20,077    $   0   $ 9,514,075    $(7,358,853)  1,119,000   $(1,119)    $ 2,174,180
                               ==========    =======    =====   ===========    ===========   =========   =======     ===========


                      The accompanying notes are an integral part of these consolidated financial statements

                         US WATS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1997



                                           Common     Common   Add'l                        Treasury  Treasury   Shareholders'
                            Common Stock   Par Value  Stock    Paid-In                      Stock     Stock At   Equity
Description                 Shares Issued    $  .001  Payable  Capital       Deficit        Shares    Cost       (Deficiency)
--------------------------  -------------    -------  -------  -----------   ------------   --------  --------   -------------
Balance, December 31, 1996     15,902,100    $15,902       --   $2,623,350    $(1,776,663)   250,000     $(250)    $   862,339
Net Loss                               --         --       --           --     (3,699,821)        --        --      (3,699,821)
Private Placement               1,590,000      1,590       --    2,298,410             --         --        --       2,300,000
Exercise of Employee Stock        100,000        100       --      110,575             --         --        --         110,675
   Options
Exercise of Warrants               62,000         62       --       65,813             --         --        --          65,875
Common Stock to be Issued              --         --     $166      209,834             --         --        --         210,000
Options Issued for                     --         --       --       51,000             --         --        --          51,000
 Consulting
     Services
Accretion in Value of                  --         --       --      (30,000)            --         --        --         (30,000)
     Preferred Stock
Cash Dividends on                                                                 (27,000)                             (27,000)
 Preferred
   Stock ($.90 per share)
                               ----------   --------  -------   ----------    -----------   --------  ---------     ----------
Balance, December 31, 1997     17,654,100    $17,654     $166   $5,328,982    $(5,503,484)   250,000     $(250)    $  (156,932)
                               ==========    =======  =======   ==========    ===========   ========  ========     ===========



                      The accompanying notes are an integral part of these consolidated financial statements

                         US WATS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                          YEAR ENDED DECEMBER 31, 1996



                              Common Stock    Common         Add'l                            Treasury   Treasury
                                Shares       Par Value      Paid-In                           Stock at    Stock     Shareholders'
Description                     issued       $  .001         Capital          Deficit          Shares      Cost        Equity
---------------------------   ----------    ----------    ------------      ------------      -------     -------     ----------
Balance, December 31, 1995   15,852,100        $15,852      $2,573,400       $(1,838,288)     250,000       $(250)      $750,714

Net Income                           --             --              --            88,625           --          --         88,625

Exercise of Employee Stock
 Options                         50,000             50          49,950                --           --          --         50,000

Cash Dividends on Preferred
  Stock, December 1, 1996
  ($.90 per share)                   --             --              --           (27,000)          --          --        (27,000)
                             ----------     ----------    ------------      ------------      -------     -------       --------

Balance, December 31, 1996   15,902,100        $15,902      $2,623,350       $(1,776,663)     250,000       $(250)      $862,339
                             ==========     ==========    ============      ============      =======     =======       ========


                      The accompanying notes are an integral part of these consolidated financial statements

                         US WATS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              Years Ended December 31,
                                                                             -------------------------
                                                                         1998          1997          1996
                                                                    -------------  ------------  ------------
OPERATING ACTIVITIES:
      Net income (loss) before preferred dividends                   $(1,828,369)  $(3,699,821)  $    88,625
      Adjustment to reconcile net income (loss) to
      net cash provided by (used-in) operating activities
          Stock and stock options issued for services                    133,204       201,000            --
              Depreciation and amortization                            1,439,171     1,010,186       930,293
              Provision for bad debts                                    788,493     1,465,248       479,208
              Write-off of fixed assets                                       --            --            --
              Changes in assets and liabilities which provided
              (used) cash:
               Accounts receivable                                       (55,307)   (1,850,431)   (2,093,041)
                    Prepaid expenses and other                           (58,294)       28,642       (30,134)
                    Other assets                                          (8,272)       94,554        24,332
                    Deferred revenue                                     (72,607)      (40,728)     (255,569)
                    Accounts payable and accrued expenses             (2,872,750)    1,077,445     2,153,891
                    State & Federal Taxes payable                       (331,686)      330,045       488,360
                                                                     -----------   -----------   -----------

      Net cash provided by (used in) operating activities             (2,866,417)   (1,383,860)    1,785,965
                                                                     -----------   -----------   -----------

INVESTING ACTIVITIES:
      Purchase of property and equipment                              (1,276,562)     (395,491)     (864,304)
      Investment in internet service provider                             40,000            --       (40,000)
                                                                     -----------   -----------   -----------

     Net cash used in investing activities                            (1,236,562)     (395,491)     (904,304)
                                                                     -----------   -----------   -----------

FINANCING ACTIVITIES:
      Proceeds from private placement                                         --     2,300,000            --
      Proceeds from stock option and warrant exercises                 2,665,098       236,550        50,000
      Proceeds from short swing profits                                2,430,979            --            --
      Repurchase of common stock                                      (1,042,800)           --            --
     (Decrease) increase in notes payable net                            430,515      (506,034)       21,696
      Repayment of capital lease obligations                            (276,595)      (50,341)     (152,005)
      Preferred stock dividend                                           (27,000)      (27,000)      (27,000)
      Payment of loan acquisition costs                                       --       (40,743)           --
                                                                     -----------   -----------   -----------

      Net cash (used in) provided by financing activities              4,180,197     1,912,432      (107,309)
                                                                     -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                      77,218       133,081       774,352

Beginning cash and cash equivalents                                    1,588,267     1,455,186       680,834
                                                                     -----------   -----------   -----------

Ending cash and cash equivalents                                     $ 1,665,485   $ 1,588,267   $ 1,455,186
                                                                     ===========   ===========   ===========

                      The accompanying notes are an integral part of these consolidated financial statements

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES
-----------------------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries, USW Corporation, USW Enterprises, Inc., Carriers Group, Inc. and US Wats of Virginia Inc. after elimination of all inter-company accounts, transactions and profits.

BUSINESS SEGMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments on an annual basis and is effective for fiscal years beginning after December 15, 1997. The Company's operations have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since management has chosen not to organize the Company around products and services, geographic areas, regulatory environments, economic characteristics, or types of customers.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets:

          Telecommunications equipment .....................7 years
          Furniture fixtures and other......................5 years

The Company intends to replace its Dex 400 switch in Philadelphia by no later than the end of the second quarter of 1999 as a result of the switch's capacity limitations and lack of Year 2000 compliance. Therefore, the Company has changed the estimated remaining life of all the related fixed assets associated with this switch and as a result has accelerated its depreciation by approximately $393,000 in the second half of 1998 and will accelerate its depreciation by approximately $105,000 in the first quarter of 1999. During 1998, the Company acquired the replacement switch at a cost of approximately $1,062,000, which is included in telecommunications equipment at December 31, 1998. Upon completion of installation, which is anticipated to occur during the second quarter of 1999, the Company will commence depreciating the new switch.

Depreciation and amortization expense of property, plant and equipment for 1998, 1997, and 1996, was $1,439,171, $1,010,186, and $930,293, respectively.

DEFERRED FINANCING COSTS

Loan origination costs are amortized over the term of the related loan, and are included in other assets.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes (See Note 6).

Income (Loss) per Common Share Applicable to Common Shareholders

Income (loss) per common share applicable to common shareholders is computed by dividing net income (loss), after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company effective for the year ended December
31, 1997, as required by the statement.   For the years ended December 31, 1998,
1997, and 1996, the Company's potential common stock equivalents have either an antidilutive or have no effect on income (loss) per share applicable to common shareholders and, therefore, diluted income (loss) per common share applicable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute income (loss) per common share applicable to common shareholders in the future that were not included in determining the fully diluted income (loss) per common share applicable to common shareholders as there is either no effect or the effect is antidilutive.

                                                                 Years Ended December 31,
Potential Common Shares resulting from:                     1998           1997           1996
                                                        -------------  -------------  -------------

Stock Options  (see Note 10)                                  589,785      1,206,691         60,799

Stock Warrants  (see Note 10)                                       0        624,822         23,801

Cumulative, Convertible, Redeemable Preferred Stock
(see Note 9)                                                  300,000        300,000        300,000
                                                              -------      ---------        -------

                                                              889,785      2,131,513        384,600
                                                              =======      =========        =======

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

RECLASSIFICATION OF ACCOUNTS

Certain reclassifications have been made to conform prior years' balances to the current year presentation.


3. LIQUIDITY AND CONTINUATION OF BUSINESS
-----------------------------------------

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss applicable to common shareholders of $1,855,369 during the year ended December 31, 1998 and had negative cash flow from operating activities of $2,866,417. At December 31, 1998 the Company had a net working capital deficit of $369,134 and an accumulated deficit of $7,358,853. In addition, the Company was not in compliance with several of its covenants in its Loan and Security Agreement with Century Business Credit Corporation, however, the Company received a waiver related to such non-compliance. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to focus on growing its revenue base through the addition of profitable customers and decreasing its network costs. The Company intends to reduce its network costs by obtaining more favorable pricing from suppliers and by forming strategic alliances with certain similarly situated companies, inducing the Company's sales agents to continue higher revenue production at better margins. Additionally, the Company intends to resell local access service to its current and prospective business customers in six Bell Atlantic states under its favorable interconnection agreements currently not being utilized.

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance will be used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

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


4.  NOTE PAYABLE
----------------

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation for a revolving credit facility of $2,000,000. The loan was established for an initial period of two years, and was automatically renewed for two successive years and expires on May 11, 1999. Interest on the loan is currently calculated at prime plus 3 3/4%(11 1/2% at December 31, 1998) with a minimum loan value of $750,000. The outstanding balance as of December 31, 1998 was $1,121,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company.

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. The Company was not in compliance with several of its covenants in the Loan and Security Agreement, including covenants pertaining to certain subjective financial performance criteria, however, the Company received a waiver related to such conditions of non-compliance at December 31, 1998. In exchange for warrants to purchase 600,000 shares of Common Stock each, an executive officer and a board member both provided limited personal guarantees in connection with the credit facility. (See Note 10)

The Company is currently negotiating the terms for the renewal of three successive one year periods with Century Business Credit Corporation to begin on May 11, 1999. Interest for the new term is expected to be at a lower rate. The renewal period will also include a revolving $2,000,000 credit facility with a minimum loan value of $750,000. The Company anticipates that the new term will not require any limited personal guarantees.


5.  OBLIGATIONS UNDER CAPITAL LEASES
------------------------------------

Property under capital leases is recorded at the lesser of the present value of the minimum lease payments or its fair value at inception. The Company leases various equipment under three-to-five-year noncancellable leases which expire at various dates through 2000.

The leases carry interest rates ranging from approximately 9.0% to approximately 13.9% and are collateralized by the equipment purchased. The future minimum lease payments for the next five years and related lease obligation balances as of December 31, 1998 are as follows:


                    1999                   265,156
                    2000                   162,251
                                          --------

                    TOTAL                 $427,407
                                          ========


                                                                   1998       1997
                                                                ---------   --------
  Aggregate capital lease obligation
   as of the year ended December 31                              $427,407   $774,921
  Less--amounts representing interest                              50,647    121,566
                                                                 --------   --------
  Present value of net minimum payments under capital leases      376,760    653,355
  Less--current portion of capital lease obligations              226,968    273,095
                                                                 --------   --------
   Capital lease obligations, net of current portion             $149,792   $380,260
                                                                 ========   ========




The following is an analysis of property under capital leases:

                                          1998        1997
                                       ----------  -----------

Telecommunications Equipment           $1,405,151   $1,405,151
Office Equipment                           57,300       57,300
                                       ----------   ----------
     TOTAL                              1,462,451    1,462,451

Less Accumulated Amortization             645,226      434,783
                                       ----------   ----------
     Net Assets Under Capital Lease    $  817,225   $1,027,668
                                       ==========   ==========

Amortization of assets under capital leases charged to operations and included in depreciation expense was $210,443, $210,443 and $149,523 in 1998, 1997, and
1996 respectively.


6.  INCOME TAXES
----------------

The net deferred tax asset at December 31 includes the following:

                                                  1998          1997
                                              ------------  ------------

Deferred Tax Asset                            $ 3,323,000   $ 2,295,000
Deferred Tax Liability                           (168,000)     (359,000)
Valuation Allowance for Deferred Tax Asset     (3,155,000)   (1,936,000)
                                              -----------   -----------
                                              $        --   $        --
                                              ===========   ===========

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


                                                  1998          1997
                                              ------------  ------------

      Net Operating Loss and Carryforwards    $ 2,270,000   $ 1,441,000
      Allowance for Doubtful Accounts             893,000       659,000
      Legal and Commission Reserves               157,000       195,000
      Charitable Contributions                      3,000
      Depreciation                               (168,000)     (359,000)
                                              -----------   -----------
      Net Deferred Tax Asset                    3,155,000   $ 1,936,000
                                              -----------   -----------
      Valuation Allowance                      (3,155,000)   (1,936,000)
                                              -----------   -----------
      Total                                   $        --   $        --
                                              ===========   ===========

The provision for income tax expense (benefit) for the years ended December 31, consisted of the following amounts:


                                    1998      1997      1996
                                 ----------  -------  --------
Current tax expense (benefit)
 Federal                            $10,000   $   --    $7,000
 State                                   --       --        --
                                 ----------   ------  --------
                                         --       --     7,000

Deferred tax expense
  Federal                                --       --        --
  State                                  --       --        --
                                 ----------   ------  --------
                                    $10,000   $   --    $7,000
                                 ==========   ======  ========

The differences between the Company's income tax expense (benefit) and income tax expense (benefit) computed using the U.S. Federal Income tax rate were as follows:


                                  1998                   1997                 1996
                                              % of                 % of                 % of
                                            pretax                 pretax              pretax
                                 Amount     income      Amount     income    Amount    income
Computed "expected" income
    tax expense (benefit)     $(1,209,000)   (34.0)  $(1,257,900)   (34.0)  $ 29,500     34.0
Valuation allowance             1,219,000     34.5     1,250,600     33.8    (30,500)   (35.1)
Other                                   0        0         7,300       .2      8,000      9.2
                              -----------    -----   -----------    -----   --------    -----
Actual income tax
    expense (benefit)         $    10,000       .5   $        --       --   $  7,000      8.1
                              ===========    =====   ===========    =====   ========    =====

The Company has available approximately $5,146,300 of net operating loss carry forwards which may be applied against future federal taxable income. These carry forwards begin to expire in 2005.


7.  COMMITMENTS AND CONTINGENCIES
---------------------------------

The Company has a long term contract for the purchase of 1+, 800, and Private lines services over a 42 month period, expiring in November 1999. The contract provides for a minimum monthly commitment of $250,000 and an aggregate commitment of $9,000,000 over the contract life. The Company has met its monthly commitments through December 1998 and has fully satisfied the aggregate amount.

The Company leases certain offices and equipment. Future annual minimum lease payments under the significant agreements are as follows for the years ended December 31:

                    1999             439,211
                    2000             425,425
                    2001             296,169
                    2002             132,366
                    2003              68,637
                    thereafter       211,888
                                  ----------
                      TOTAL       $1,573,696
                                  ==========

Rent expense incurred for operating leases was approximately $492,789, $488,436, and $422,896 in 1998, 1997, and 1996, respectively.

The Company had entered into employment agreements with certain of its Executive Officers. At December 31, 1998, the total minimum commitment level over the next three years is approximately $210,000.

The Company entered into a contract in December 1996 with its Chairman for consulting services. The total minimum aggregate commitment level over the remaining four years of the contract as of December 31, 1998 is approximately $500,000.

The Company entered into an agreement with a long distance carrier effective August 25, 1995 for that carrier to provide network design, network operation and network management of the Company's switch in Oakland, CA. The agreement specified certain incentive bonuses, payable in common stock, for the carrier based on traffic levels of the Oakland switch. Based on levels reached during the two year term of the agreement which ended August 25, 1997, the Company issued the carrier 106,060 shares of common stock in 1998. The fair value of the shares was charged to Selling, General and Administrative Expense in 1997. The agreement also specified incentives for certain stock option grants. In 1998, 100,000 options were awarded at a purchase price of $2.375 per share. (See note 10)


8.   PENSION PLANS
------------------

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

At any time after September 1, 1996, the Company, at the option of its Board of Directors, may redeem part or all of the preferred shares outstanding at $11.00 each plus unpaid and accumulated dividends. At December 31, 1998, the maximum aggregate redemption value is $330,000 and there were no unpaid accumulated dividends. The preferred stock is mandatorily redeemable in cash on January 2, 2049 at $11.00 per share. Dividends on the preferred stock are payable in cash only at a rate of 9% per annum on December 1, March 1, June 1, and September 1.

PREFERRED STOCK:

In July 1994, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize 850,000 shares of par value $.01 per share preferred stock. No shares were issued as of December 31, 1998.


10.  COMMON STOCK, STOCK OPTIONS AND WARRANTS
---------------------------------------------

Under the Company's stock option plans, options may be granted to officers and employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of December 31, 1998, 1,473,300 of the outstanding stock options were exercisable under the plans.
The exercise prices of the outstanding options represented the fair market value at dates of grant.

A summary of the Company's stock option plans activity for common shares for the three years ended December 31, 1998 follows:


                                                                         Weighted
                                                   Stock Options         Average
                                 Number             Price Range          Exercise
                               of Shares             Per Share            Price
                              -----------         ---------------      -----------
Outstanding 12/31/95            4,251,000         $0.75 to $2.00          $1.19
 Granted                        2,045,000         $1.00 to $2.25          $1.52
 Exercised                        (50,000)             $1.00              $1.00
 Terminated                    (1,770,000)        $0.75 to $1.25          $ .97
                               ----------         --------------          -----
Outstanding 12/31/96            4,476,000         $1.00 to $2.25          $1.43
 Granted                        1,610,000         $1.00 to $1.91          $1.27
 Exercised                       (160,000)        $1.00 to $1.44          $1.07
 Terminated                    (3,483,166)        $1.00 to $2.25          $1.48
                               ----------         --------------          -----
Outstanding 12/31/97            2,442,834         $1.00 to $2.25          $1.28
     Granted                      516,750         $1.19 to $2.38          $1.20
     Exercised                 (1,068,984)        $1.00 to $1.53          $1.31
     Terminated                   (37,300)        $1.00 to $2.00          $1.33
                               ----------         --------------          -----
Outstanding 12/31/98            1,853,300         $1.00 to $2.38          $1.28
                               ==========         ==============          =====

                                      Options Outstanding                           Options Exercisable
                      ------------------------------------------------------  -----------------------------
                                        Weighted                                                 Weighted
                                         Average      Weighted Average                            Average
   Range of                             Exercise     Remaining Contractual                        Exercise
Exercised Prices        Outstanding      Price          Life in Years           Exercisable        Price
----------------        -----------    -----------   ----------------------    --------------    ----------
$1.00 - $1.03             658,000         1.02                     1.99            658,000          1.02
$1.19 - $1.40             922,000         1.24                     2.73            552,500          1.23
$1.50 - $1.75              46,800         1.64                     2.39             36,800          1.63
$2.00 - $2.38             226,500         2.17                     1.62            226,000          2.17
                        -----------    --------     --------------------     --------------      ----------
                        1,853,300       $ 1.28                     2.33          1,473,300       $  1.29
                        ===========    ========     ====================     ==============    ==========

EMPLOYEE STOCK OPTIONS

The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, under which compensation cost is recognized based on the difference, if any, between the fair value of the Company's stock at the time of option grant and the amount the employee must pay to acquire the stock. The Company's options have been issued at fair market value at the time of grant. Had compensation cost for the incentive and nonqualifed options been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock - Based Compensation (SFAS
123), the Company's pro forma net loss and net loss per share for the years ended December 31 are as follows:

                                            1998           1997          1996
                                        -------------  ------------  ------------
Reported Net (Loss) Income               $(1,855,369)  $(3,756,821)  $    61,625
Proforma Net Loss                        $(2,040,115)  $(4,454,993)  $  (288,493)
Reported Net Income (Loss) Per Share     $     (0.10)  $     (0.23)  $        --
Proforma Net Loss Per Share              $     (0.11)  $     (0.28)  $     (0.02)

In accordance with the requirements of SFAS 123, this method of accounting has not been applied to options granted prior to the fiscal year beginning January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted fair value of options granted during Fiscal 1998,1997 and 1996 was $.69, $.75 and $.55 respectively. The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rates of 4.526%, 6.5% and 6.5%, respectively expected dividend yields of 0%, expected lives ranging from three to five years from the date of grant, and expected price volatility between 60% and 80% for the options granted in 1998, 1997 and 1996.

In May 1995, the Company agreed to issue to each of two directors/officers of the Company 600,000 Warrants to purchase Common Stock, in consideration for limited personal guarantees to be provided in connection with the revolving credit facility. Each Warrant entitled the holder to purchase one share of Common Stock of the Company at a price of $1.0625 per share until May, 2000. In September 1997, each of the two directors/officers exercised 31,000 warrants resulting in an additional amount of $62 and $65,813 added to Common Stock and paid in capital, respectively. In April 1998, each of the two former directors/officers exercised the remaining 569,000 warrants resulting in an additional amount of $1,138 and $1,207,987 added to Common Stock and paid in capital, respectively.

THIRD PARTY STOCK OPTIONS

The Company accounts for stock options issued to outside consultants in accordance with SFAS 123, under which compensation expense is recognized based on the difference, if any, between the fair value of the award or the goods or services received, whichever is more reliably measurable. The Company has measured the options based on the fair value of the award and the amount that the outside consultant must pay to acquire the stock at the date of grant due to its inability to reliably measure the fair value of the goods or services.

In May 1997, the Company agreed to issue to an independent contractor, 50,000 warrants to purchase Common Stock. Each warrant entitles the holder to purchase one share of Common Stock of the Company at a price of $1.03 per share until May 2002. In 1997, the Company recorded the related consulting fees as an expense in the amount of $51,000 representing the estimated fair value of the options in accordance with SFAS 123. In May 1998, the independent contractor exercised all 50,000 warrants resulting in an additional amount of $50 and $51,450 added to Common Stock and paid in capital, respectively. There are no outstanding warrants remaining as of December 31, 1998.

During 1998, the Company issued 143,750 options to purchase Common Stock to three independent contractors. The options entitle one contractor to purchase 100,000 shares at $2.375 per share, another contractor to purchase 25,000 shares at $1.1875 per share and the last contractor to purchase 18,750 shares at $1.1875 per share. In 1998, the Company recorded approximately $133,000 in selling, general and administrative expenses associated with these options.


11.  CASH FLOW INFORMATION
--------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company made cash payments for interest of $232,915, $322,508, and $272,978, for the years ended December 31, 1998, 1997, and 1996, respectively. The Company made cash payments for income taxes of $10,000, $0, and $0, for the years ended December 31, 1998, 1997, and 1996, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Redeemable Preferred Stock accreted in value by $30,000 in the year ended December 31, 1997.

During the years ended December 31, 1998, 1997, and 1996, the Company acquired approximately $0, $176,000, and $124,000, respectively of telephone communications and other equipment with capital leases. The lease agreements were financed over three and five year periods.

12.  LITIGATION
---------------

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. The case was tried to the Court sitting without a jury on December 14-16, 1998. The parties recently filed post-trial memorandum and are awaiting the decision of the Court.

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


13.  RELATED PARTY TRANSACTIONS
-------------------------------

INDEMNIFICATION ARRANGEMENTS

The Company is party to indemnification agreements with two of its directors, Aaron R. Brown and Stephen J. Parker, dated August 1990. In addition, the Company has entered into an indemnification agreement with Kevin O'Hare, a former executive officer of the Company, dated July, 1997. In general, the indemnification agreements obligate the Company to indemnify each of Messrs. Brown, Parker and O'Hare against the liabilities and expenses incurred by them in acting as a director or officer of the Company to the maximum extent allowed by law. As stated above, the Company, together with Messrs. Parker, Brown and O'Hare, have been sued by a former president for various claims asserted by the plaintiff in connection with his termination of employment with the Company on December 30, 1996. The Company and the individual defendants have selected counsel to defend the action. The Board of Directors has authorized the Company to advance the expenses of the individual defendants incurred in defending this action upon the receipt of an undertaking from each of them to repay the amounts so advanced in the event it is determined that they are not entitled to indemnification under applicable law. As of December 31, 1998, no amounts had been advanced by the Company under such agreements. (See Note 12)

SALES AGENCY

Mr. Goldberg, a director of the Company, acts as a sub-agent for the Company and is the co-owner of Goldberg & Associates, a company that acts as an agent for the Company in the sale of products and services. During 1998 the Company paid Mr. Goldberg and such company a total of $84,569 in commissions for their services as sales agents.

SHORT SWING PROFITS

During 1998, Mr. Anderson, a significant shareholder and current Chairman of the Board of Directors, was required to remit short swing profits of approximately $2,481,000 to the Company as a result of a violation of Section 16(b) of the Securities Exchange Act of 1934. The Company has recorded such proceeds net of related attorney's fees as additional paid in capital in 1998.

PRIVATE PLACEMENT

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance will be used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

CHANGES IN MANAGEMENT

Effective August 21, 1998, Stephen Parker, President and Chief Executive Officer, terminated his employment with the Company. Mr. Parker was immediately replaced by Aaron Brown as interim President and Chief Executive Officer. Upon termination Mr. Parker received severance pay of approximately $300,000.


14.  ABORTED MERGER COSTS
-------------------------

On October 28, 1997, the Company entered into an Agreement and Plan of Merger with ACC Corp. and a wholly-owned subsidiary of ACC Corp., whereby US Wats would become a wholly-owned subsidiary of ACC Corp. The merger was subject to the satisfaction of certain conditions, including that the merger be treated as a pooling of interests. Costs associated with the merger of $567,000 were incurred by the Company prior to December 31, 1997. In 1998, the Company incurred approximately $125,000 in expenses associated with the merger and are included in Selling, General, and Administrative expenses in the Company's Statement of Operations. On March 11, 1998, the Company announced an agreement with ACC Corp. for mutual termination of the Agreement and Plan of Merger, by and among US Wats, ACC Corp. and a subsidiary of ACC Corp.

In 1998, the Company incurred approximately $256,000 in legal, accounting and consulting fees associated with various other potential strategic alternatives. In addition, in the first quarter of 1999, the Company has incurred approximately $120,000 associated with potential strategic alternatives.

15. Other Sales Information
    -----------------------

Net sales information by the Company's product groups for the years ended December 31 are summarized as follows:

                                                 1998                      1997                   1996
                                         -------------------       ------------------     -------------------
                                            Amount        %          Amount        %        Amount        %
                                         ------------   ----       ------------  ----     ------------  -----
Domestic 1+                               $20,105,578    45        $20,892,678    37      $15,718,732    39
International                              10,276,183    23         17,504,676    31        9,673,066    24
Inbound                                     6,701,859    15          8,470,005    15        6,448,711    16
Wireless                                    1,787,162     4          2,258,668     4        2,821,311     7
Domestic Carrier Termination                5,808,278    13          7,340,671    13        5,642,622    14
                                          -----------   ----       -----------   ----     -----------   ----
   Total                                  $44,679,060   100%       $56,466,698   100%     $40,304,442   100%
                                          ===========   ====       ===========   ====     ===========   ====

                                 US WATS, INC.
                Schedule II  Valuation and Qualifying Accounts

---------------------------------------------------------------------------------------------------------------------
COL. A                                     COL. B           COL. C            COL. D           COL. E        COL. F
---------------------------------------------------------------------------------------------------------------------
DECRIPTION                               BALANCE AT                         CHARGED TO      DEDUCTIONS-   BALANCE AT
                                          BEGINNING       CHARGED TO      OTHER ACCOUNTS-     ACCOUNTS      END OF
                                          OF PERIOD         EXPENSE         RECOVERIES      WRITTEN OFF     PERIOD
---------------------------------------------------------------------------------------------------------------------
Period ended 12/31/98
---------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE                    $1,498,749          $  788,493      $(18,763)     $(1,333,855)   $  934,624
                                         ----------------------------------------------------------------------------
Period ended 12/31/97
---------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE                    $  672,058          $1,465,248      $ 93,343      $  (731,900)   $1,498,749
                                         ----------------------------------------------------------------------------
Period ended 12/31/96
---------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE                    $  268,921          $  479,209      $137,532      $  (213,604)   $  672,058
                                         ----------------------------------------------------------------------------