Form 10-Q
period 1999-03-31
US WATS INC
filed 1999-05-17
CIK 862025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                         Commission File Number: 0-22944

                                  US WATS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            New York                                  22-3055962
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)

2 Greenwood Square, 3331 Street Road, Suite 275
       Bensalem, Pennsylvania                                         19020
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

                                 (215) 633-9400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
                                          YES     [X]       NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                 Outstanding at
               Common Stock                       May 7, 1999
               ------------                      --------------
                  $.001                           20,009,894

                         US WATS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                        PAGE (S)
                                                                        --------
PART I
======

FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
                March 31, 1999 (unaudited) and December 31, 1998          3-4

           Consolidated Statements of Operations
                Three Months Ended March 31, 1999 and 1998 (unaudited)      5

           Consolidated Statements of Cash Flows
                Three Months Ended March 31, 1999 and 1998 (unaudited)      6

           Notes to Consolidated Financial Statements (unaudited)        7-11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    12-14

Item 3.    Quantitative and Qualitative Disclosure about Market Risk       15

PART II
=======

OTHER INFORMATION

Item 1.    Legal Proceedings                                               16

Item 2.    Changes in Securities and use of Proceeds                       16

Item 3.    Defaults upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote of Security Holders             16

Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16


SIGNATURE PAGE                                                             17

PART I
======
FINANCIAL INFORMATION

ITEM 1.
-------
FINANCIAL STATEMENTS



                         US WATS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     March 31,     December 31,
                                                       1999           1998
                                                     -----------   -----------
         ASSETS

Current Assets
     Cash and cash equivalents                       $ 2,847,196   $ 1,665,485
     Accounts receivable, net of allowance for
         doubtful accounts of $998,215 for 1999,
         and $934,624 for 1998                         5,958,294     6,165,896
     Prepaid expenses and other                          168,418       166,977
                                                     -----------   -----------

         Total Current Assets                          8,973,908     7,998,358
                                                     -----------   -----------

Property and Equipment
     Telecommunications equipment                      5,209,166     5,031,047
Equipment                                              1,705,261     1,690,490
     Software                                            652,422       652,422
     Office furniture and fixtures                       157,006       157,006
     Leasehold improvements                               96,171        46,671
                                                     -----------   -----------
                                                       7,820,026     7,577,636
     Less accumulated depreciation and amortization    5,078,176     4,708,113
                                                     -----------   -----------

         Total Property and Equipment, net             2,741,850     2,869,523
                                                     -----------   -----------

Other assets, principally deposits - net                 143,658       153,583
                                                     -----------   -----------

             Total                                   $11,859,416   $11,021,464
                                                     ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         US WATS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          March 31,      December 31,
                                                            1999             1998
                                                         ------------    ------------
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Note payable                                        $    664,536    $  1,121,341
     Capital lease obligations, current portion               221,078         226,968
     Accounts payable                                       4,990,486       4,372,548
     Accrued commissions                                    1,011,774         891,318
     Accrued expenses and other                               655,087         790,699
     State and Federal taxes payable                          850,985         961,731
     Deferred revenue                                           1,670           2,887
                                                         ------------    ------------

         Total Current Liabilities                          8,395,616       8,367,492
                                                         ------------    ------------

Long-Term Liabilities
     Capital lease obligations, net of current portion         98,103         149,792
                                                         ------------    ------------

Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
     150,000 shares, issued and outstanding:
     30,000 shares in 1999 and 1998
     Redemption value:  $11.00 per share                      330,000         330,000
                                                         ------------    ------------

Common Shareholders' Equity
     Common stock, $001 par, authorized
         30,000,000 shares; issued:
         20,078,894 shares in 1999
         20,077,144 shares in 1998                             20,079          20,077
     Additional paid-in capital                            11,045,253       9,514,075
     Accumulated Deficit                                   (8,029,416)     (7,358,853)
                                                         ------------    ------------
                                                            3,035,916       2,175,299

Common stock held in treasury
     (219,000 shares), at cost                                   (219)         (1,119)
                                                         ------------    ------------

                                                            3,035,697       2,174,180
                                                         ------------    ------------

                  Total                                  $ 11,859,416    $ 11,021,464
                                                         ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         US WATS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three Months Ended
                                                               March 31,
                                                          1999            1998
                                                      ------------    ------------
Revenues                                              $  9,185,562    $ 11,871,250

Cost of sales                                            6,269,743       8,615,837
                                                      ------------    ------------

Gross profit                                             2,915,819       3,255,413

Selling, general and administrative expenses             3,557,231       3,611,047
                                                      ------------    ------------

(Loss) Income from operations                             (641,412)       (355,634)

Other Income (expense)
     Interest income                                        26,348          16,932
     Interest expense                                      (48,749)        (59,590)
                                                      ------------    ------------

(Loss) Income before income taxes                         (663,813)       (398,292)

Income tax expense                                              --              --
                                                      ------------    ------------

Net (Loss) income                                         (663,813)       (398,292)

Preferred dividends                                          6,750           6,750
                                                      ------------    ------------

Net (loss) income applicable to common shareholders   $   (670,563)   $   (405,042)
                                                      ============    ============

Net (loss) per share applicable
     to common shareholders:                          $       (.04)   $       (.02)
                                                      ============    ============

Weighted average number of shares outstanding           19,049,233      17,730,787
                                                      ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         US WATS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             1999           1998
                                                                         -----------    -----------
OPERATING ACTIVIES
     Net income (loss) before preferred dividends                        $  (663,813)   $  (398,292)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used-in) operating activities
         Depreciation and amortization                                       374,435        256,625
         Provision for bad debts                                             134,116        272,220
         Changes in assets and liabilities which provided (used) cash:
              Accounts receivable                                             73,486       (381,625)
              Prepaid expenses and other                                      (1,441)       (11,082)
              Other assets                                                     5,553             --
              Deferred revenue                                                (1,217)       (63,621)
              Accounts payable and accrued expenses                          602,782       (853,858)
              State and Federal Taxes payable                               (110,746)      (172,119)
                                                                         -----------    -----------

     Net cash provided by (used in) operating activities                     413,155     (1,351,752)
                                                                         -----------    -----------

INVESTING ACTIVITIES
     Purchase of property and equipment                                     (242,390)       (40,416)
                                                                         -----------    -----------

     Net cash (used in) provided by investing activities                    (242,390)       (40,416)
                                                                         -----------    -----------

FINANCING ACTIVITIES
     Proceeds from private placement                                       1,530,000             --
     Proceeds from stock option exercises                                      2,080        258,443
     Decrease in notes payable, net                                         (456,805)       490,950
     Repayment of capital lease obligations                                  (57,579)       (66,771)
     Preferred stock dividend                                                 (6,750)        (6,750)
                                                                         -----------    -----------

     Net cash provided by (used in) financing activities                   1,010,946        675,872
                                                                         -----------    -----------

Net increase (decrease) in cash                                            1,181,711       (716,296)

Beginning cash                                                             1,665,485      1,588,267
                                                                         -----------    -----------

Ending cash                                                              $ 2,847,196    $   871,971
                                                                         ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         US WATS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BACKGROUND

US WATS, Inc. ("the Company") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (0n-net areas). Approximately 85% of the calls billed by the Company each month are processed through the Company's own switches. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.

The Company's revenues are derived primarily from the transport of outgoing and incoming calls, which are billed by the Company to end-users at specified rates. Transport costs of these calls are billed to the Company from other carriers at contractual rates. These carriers supply the Company with call detail information, which enables the Company to bill its customers depending upon the Company's individual rates. The combination of the efficiency of the Company's network and facilities, and the purchase of long distance services in bulk from other carriers allow the Company to offer competitive rates to small and medium-sized businesses.

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

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

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

REVENUE RECOGNITION

The Company recognizes revenue based upon the customer's usage of services. The Company primarily bills its customers for service on a monthly basis. However, in some instances, it bills certain customers on a more frequent basis.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

        Telecommunications equipment..............................7 years
        Furniture fixtures and other..............................5 years

The Company intends to replace its Dex 400 switch in Philadelphia by no later than the end of the second quarter of 1999 as a result of the switch's capacity limitations and lack of Year 2000 compliance. Therefore, the Company has changed the estimated remaining life of all the related fixed assets associated with this switch and as a result has accelerated its depreciation by approximately $105,000 in the first quarter of 1999.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the three months ended March 31, 1999 and 1998, the Company's potential common stock equivalents have either an antidilutive or have no effect on income (loss) per share applicable to common shareholders and, therefore, diluted income (loss) per common share applicable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute income (loss) per common share applicable to common shareholders in the future that were not included in determining the fully diluted income (loss) per common share applicable to common shareholders as there is either no effect or the effect is antidilutive.

                                                    Three Months Ended March 31,
Potential Common Shares resulting from:                  1999          1998
                                                        -------      ---------

Stock Options                                           662,052        844,453

Stock Warrants                                                0        539,654

Cumulative, Convertible, Redeemable Preferred Stock     300,000        300,000
                                                        -------      ---------

                                                        962,052      1,684,107
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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted this standard in January, 1999, which had no impact on the Company's financial statements.

RECLASSIFICATION OF ACCOUNTS

Certain reclassifications have been made to conform prior years' balances to the current year presentation.


3.  NOTE PAYABLE

On May 11, 1995, the Company entered into a Loan and Security Agreement with Century Business Credit Corporation for a revolving credit facility of $2,000,000. The loan was established for an initial period of two years, and was automatically renewed for two successive years. Interest on the loan is currently calculated at prime plus 3 3/4%(11 1/2% at March 31, 1999) on a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. In the event the Company fails to meet the subjective financial performance criteria during 1999, the lender has the right to call the loan in full.

The Company has recently negotiated the terms for the renewal of three successive one year periods with Century Business Credit Corporation which began on May 11, 1999. Interest for the new term will be calculated at prime plus 2 3/4%. The renewal period also includes a revolving $2,000,000 credit facility with a minimum loan value of $750,000. The new term does not require any limited personal guarantees.


4.   LITIGATION

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


5.   PRIVATE PLACEMENT

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


6.   OTHER SALES INFORMATION

Net sales information by the Company's product groups for the quarters ended March 31 are summarized as follows:

                                         1999                         1998
                               -------------------------    -------------------------
                                 Amount          %            Amount           %
                               -----------                  -----------
Domestic 1+                    $ 4,807,680            52    $ 4,897,925            41
International                    1,372,782            15      3,054,988            26
Inbound                          1,602,774            18      1,824,049            15
Wireless                           295,304             3        443,747             4
Domestic Carrier Termination     1,107,022            12      1,650,541            14
                               -----------   -----------    -----------   -----------
    Total                      $ 9,185,562           100%   $11,871,250           100%
                               ===========   ===========    ===========   ===========

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue for the quarter ended March 31, 1999 decreased approximately $2,686,000 (22.6%) versus the quarter ended March 31, 1998. Approximately $909,000 (34%) of the decrease was due to a decrease in the Company's revenue derived from retail sales through the agent and reseller channels. This was mainly attributed to decreasing selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline in the Company's average retail rate per minute of $.021 from March, 1998 to March, 1999. The Company has recently issued a new selling plan with aggressive pricing to the agents. This strategy is intended allow the Company to build the revenue base by adding enough additional minutes to offset the decline in the retail rate per minute.

Revenue through the carrier sales channel decreased by approximately $1,224,000 for the quarter ended March 31, 1999 or 45% of the overall revenue decrease. Similar to the retail sales channel, the average selling price per minute in the carrier sales channel decreased approximately $.02 from the quarter ended March 31, 1998 as a result of strong competition. Also, in the fourth quarter of 1998, the Company lost two significant carrier customers as a result of their bankruptcy. The Company is in the process of rebuilding the carrier sales channel to higher but controlled revenue levels.

In addition, approximately $553,000 (21%) of the overall revenue decrease was related to the international callback revenue channel. This was a result of management's decision to gradually exit the International Callback business. This decision was based primarily on the telecommunications deregulation in European and Asian countries. As pricing for long distance services has decreased in these areas, the International Callback business as a whole has diminished.

For the quarter ended March 31, 1999, gross profit as a percentage of revenue increased to approximately 32% versus 27% for the quarter ended March 31, 1998. The increase in gross profit margin is attributed to two main factors. First, the Company experienced an decrease in carrier revenue as a percentage of overall revenue, decreasing from approximately 26% for the quarter ended March 31, 1998 to approximately 20% for the quarter ended March 31, 1999. Carrier revenue has lower gross margins than other revenue streams. Therefore, as a result of this percentage decrease in carrier revenue to total revenue, the Company's overall gross margin increased. Also, the Company negotiated lower rates from two significant off-net vendors, which lowered its cost in off-net territories whereby increasing gross profit margins for the quarter ended March 31, 1999. Overall, the Company's gross profit decreased approximately $340,000, mainly due to the decrease in revenue as noted above.

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 1999 decreased approximately $54,000 versus the amount incurred in the quarter ended March 31, 1998. The decrease in SG&A expense is mainly due to a decrease in bad debt expense of approximately $138,000, as a result of the decrease in revenue. The Company's bad debt expense is approximately (1.5%) of revenue for the quarter ended March 31, 1999 compared with (2.3%) of revenue for the quarter ended March 31, 1998. The decrease in bad debt expense is offset by an increase in depreciation expense of approximately $118,000 for the quarter ended March 31, 1999. This is mainly due to a charge of approximately $105,000 for accelerating the depreciation of assets associated with the Philadelphia switch (see footnote 2 under Property and Equipment). SG&A expense as a percentage of revenue increased from approximately 30% for the quarter ended

March 31, 1998 to approximately 39% for the quarter ended March 31, 1999. This increase is mainly due to the decrease in revenue, the increase in depreciation expense mentioned above, as well as an increase in commission expense of approximately $52,000.

Interest expense for the quarter ended March 31, 1999 decreased by approximately $11,000 versus the amount incurred in the quarter ended March 31, 1998. This is due to a decrease in long-term debt during the quarter ended March 31, 1999.

The net loss for the quarter ended March 31, 1999 was approximately $664,000, an increase of approximately $266,000 versus the quarter ended March 31, 1998. The additional loss is due to the increased depreciation expense of approximately $105,000 as mentioned above, as well as approximately $205,000 for other consulting, legal and accounting fees associated with potential strategic alternatives for the Company.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, cash and cash equivalents were approximately $2,847,000. Cash flow provided by operations in the first quarter of 1999 was approximately $413,000. Net cash used in investing activities was approximately $242,000, which resulted from the purchase of property and equipment.

Working capital at March 31, 1999 was approximately $578,000 as compared to approximately $(369,000) at December 31, 1998. The increase in working capital was primarily due to the private placement as stated below.

The Company's working capital ratio increased from .96:1.00 at December 31, 1998 to 1.07:1.00 at March 31, 1999. The Company's cash balance increased approximately $1,182,000 from its balance at December 31, 1998. This was mainly due to the private placement in the amount of $1,530,000 offset by a decrease in the note payable of approximately $457,000.

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which was recently renewed for three successive one year periods beginning on May 11, 1999. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. The new term does not require any limited personal guarantees. As of March 31, 1999, the Company's outstanding balance on its credit facility was approximately $665,000, leaving approximately $1,335,000 available for future borrowing under the credit facility.

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

Management will focus on obtaining additional financing or possibly raising additional equity through private placement, in order to support future growth. The Company's plans for growth include both substantial internal growth and the potential acquisition of other long distance companies. In order to achieve the Company's plans for growth in the long distance business as well as its entry into the local exchange arena, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts. However, the

Company's subsequent improvement in cash and working capital position should provide the Company with better funding alternatives then it has had in the past.


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

The Company has initiated a project to identify and address the Year 2000 issue and is addressing the most critical needs first. The Company has completed an inventory of its computer systems, network elements, software applications and other office systems. The preliminary results indicated that the Company would be required to replace its long distance switch located in Philadelphia. The Company has purchased a new DSC DEX600 switch, which is Year 2000 compliant, to replace its existing switch in Philadelphia. The Company anticipates that the new switch will be installed by the end of the second quarter of 1999. Although the original Philadelphia switch required replacement as a result of Year 2000 compliance issues, the Company also needed to replace the switch due to its inability to support any significant growth. The total estimated cost of replacing the switch will be approximately $1.9 million. Approximately $1.3 million has been incurred as of March 31, 1999.

The Company has identified all vendors that the Company interacts with electronically or otherwise relies on in order to conduct business. The Company is contacting those vendors in order to obtain the appropriate assurances that those third parties are or will be Year 2000 compliant. As of this writing, the Company has requested Year 2000 compliance status from 171 vendor/suppliers and has received 125 responses that have indicated that they are indeed Year 2000 compliant or would be compliant by December 31, 1999. The Company continues to monitor these returns and will make assessments as to their relative impact on the Company's systems. If compliance is not achieved in a timely manner by the Company or any significant related third party, the Year 2000 issue could have a material adverse effect on the Company's operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

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

                  None

Item 5.    Other Information

                  None.

Item 6.    Exhibits and Reports on Form 8-K

               (a)      Exhibits:

                               Exhibit No. 27, Financial Data Schedule

               (b)      Reports on Form 8-K:

                               On February 19, 1999 the Company filed Form 8-K regarding the resignation of a Former President and Chief Executive Officer and the naming of an interim successor.

                               On March 16, 1999 the Company filed Form 8-K regarding the resignation of a Former Director and the appointment of a new Chairman.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  US WATS, Inc.
                                  (Registrant)



                                  By:  /s/  MICHAEL MCANULTY
                                       ----------------------------
                                            Michael McAnulty
                                            Chief Financial Officer



Dated:  May 17, 1999