Form 10-Q
period 1999-06-30
US WATS INC
filed 1999-08-16
CIK 862025

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-Q

                               _________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 1999

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

2 Greenwood Square, 3331 Street Road, Suite 275
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

                        Yes     X    No _____
                              -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                         Outstanding at
                   Common Stock          August 16, 1999
                   ------------          --------------
                       $.001               20,336,694

                        US WATS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                        Page(s)
                                                                        -------
PART I
======

FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
         June 30, 1999 (unaudited) and December 31, 1998                   3-4

        Consolidated Statements of Operations
         Three and Six Months Ended June 30, 1999 and 1998
          (unaudited)                                                       5

        Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998 (unaudited)                6

        Notes to Consolidated Financial Statements (unaudited)             7-12

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        13-16

Item 3. Quantitative and Qualitative Disclosure about Market Risk           16

PART II
=======

OTHER INFORMATION                                                           17

Item 1. Legal Proceedings

Item 2. Changes in Securities and use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                              18

PART I
======
Financial Information

Item 1.
------
Financial Statements

                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,         December 31,
                                                   1999 (unaudited)         1998
                                                   ----------------     ------------
        Assets
        ------

Current Assets
   Cash and cash equivalents                       $ 2,307,955            1,665,485
   Accounts receivable, net of allowance for
     doubtful accounts of $708,148 for 1999,
     and $934,624 for 1998                           6,986,285            6,165,896
   Prepaid expenses and other                          163,201              166,977
                                                   -----------          -----------

     Total Current Assets                            9,457,441            7,998,358
                                                   -----------          -----------

Property and Equipment
   Telecommunications equipment                      5,343,311            5,031,047
   Equipment                                         1,719,358            1,690,490
   Software                                            653,922              652,422
   Office furniture and fixtures                       157,006              157,006
   Leasehold improvements                              621,779               46,671
                                                   -----------          -----------
                                                     8,495,376            7,577,636
   Less accumulated depreciation and amortization    5,362,490            4,708,113
                                                   -----------          -----------

     Total Property and Equipment, net               3,132,886            2,869,523
                                                   -----------          -----------

Other assets, principally deposits, net                 88,348              153,583
                                                   -----------          -----------

     Total                                         $12,678,675          $11,021,464
                                                   ===========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,          December 31,
                                              1999 (unaudited)        1998
                                              ----------------     ------------
     Liabilities and Shareholders' Equity
     ------------------------------------

Current Liabilities
 Note payable                                      $   888,427     $ 1,121,341
 Capital lease obligations, current portion            206,735         226,968
 Accounts payable                                    5,740,425       4,372,548
 Accrued commissions                                   987,338         891,318
 Accrued expenses and other                          1,105,819         790,699
 State and Federal taxes payable                       935,290         961,731
 Deferred revenue                                          745           2,887
                                                   -----------     -----------

  Total Current Liabilities                          9,864,779       8,367,492
                                                   -----------     -----------

Long-Term Liabilities
 Capital lease obligations, net of current portion      53,432         149,792
                                                   -----------     -----------

Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
 150,000 shares; 30,000 shares issued
 and outstanding in 1999 and 1998
 Redemption value: $11.00 per share                    330,000         330,000
                                                   -----------     -----------

Common Shareholders' Equity
 Common stock, $.001 par, authorized
  30,000,000 shares; issued:
  20,239,894 shares in 1999
  20,077,144 shares in 1998                             20,240          20,077
 Additional paid-in capital                         11,218,456       9,514,075
 Accumulated deficit                                (8,808,013)     (7,358,853)
                                                   -----------     -----------
                                                     2,430,683       2,175,299
Common stock held in treasury
 (219,000 shares in 1999 and 1,119,000 in 1998),
  at cost                                                 (219)         (1,119)
                                                   -----------     -----------

                                                     2,430,464       2,174,180
                                                   -----------     -----------

  Total                                            $12,678,675     $11,021,464
                                                   ===========     ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                     June 30,
                                                       --------------------------    --------------------------
                                                          1999           1998           1999           1998
                                                          ----           ----           ----           ----
Revenues                                               $10,236,755    $11,844,652    $19,422,316    $23,715,902

Cost of sales                                            7,322,818      8,538,178     13,592,560     17,154,015
                                                       -----------    -----------    -----------    -----------

Gross profit                                             2,913,937      3,306,474      5,829,756      6,561,887

Selling, general and administrative expenses             3,687,310      3,247,700      7,244,541      6,858,746
                                                       -----------    -----------    -----------    -----------

(Loss) Income from operations                             (773,373)        58,774     (1,414,785)      (296,859)

Other Income (expense)
  Interest income                                           42,232         41,237         68,580         58,168
  Interest expense                                         (40,713)       (64,542)       (89,462)      (124,133)
                                                       -----------    -----------    -----------    -----------

(Loss) income before income taxes                         (771,854)        35,469     (1,435,667)      (362,824)

Income tax expense                                               0              0              0              0
                                                       -----------    -----------    -----------    -----------

Net (loss) income                                         (771,854)        35,469     (1,435,667)      (362,824)

Preferred dividends                                          6,750          6,750         13,500         13,500
                                                       -----------    -----------    -----------    -----------

Net (Loss) Income available to common shareholders     $  (778,604)   $    28,719    $(1,449,167)   $  (376,324)
                                                       ===========    ===========    ===========    ===========

Net (Loss) per share available
  to common shareholders                               $      (.04)   $        --          $(.07)         $(.02)
                                                       ===========    ===========    ===========    ===========

Weighted average number of shares outstanding           20,002,795     19,479,945     19,528,648     18,610,198
                                                       ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                  1999             1998
                                                                 --------------------------
OPERATING ACTIVIES
  Net income (loss) before preferred dividends                   $(1,435,667)  $  (362,824)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used-in) operating activities
     Issuance of stock options                                        10,403
     Depreciation and amortization                                   661,457       514,211
     Provision for bad debts                                         227,781       472,394
     Changes in assets and liabilities which provided
     (used) cash:
       Accounts receivable                                        (1,048,170)     (447,901)
       Prepaid expenses and other                                      3,776       (83,778)
       Other assets                                                   58,155       (34,794)
       Deferred revenue                                               (2,142)      (53,495)
       Accounts payable and accrued expenses                       1,779,017    (1,159,318)
       State and Federal Taxes payable                               (26,441)     (277,797)
                                                                 -----------   -----------

  Net cash provided by (used in) operating activities                228,169    (1,433,302)
                                                                 -----------   -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                                (917,740)      (54,574)
                                                                 -----------   -----------

  Net cash (used in) investing activities                           (917,740)      (54,574)
                                                                 -----------   -----------

FINANCING ACTIVITIES
  Proceeds from private placement                                  1,530,000
  Proceeds from stock option exercises                               165,048     2,572,482
  Increase (decrease) in notes payable net                          (232,914)      332,441
  Repayment of capital lease obligations                            (116,593)     (138,981)
  Preferred stock dividends                                          (13,500)      (13,500)
  Short swing profit proceeds                                             --     2,480,979
                                                                 -----------   -----------

  Net cash provided by financing activities                        1,332,041     5,233,421
                                                                 -----------   -----------

Net increase in cash                                                 642,470     3,745,545

Beginning cash and cash equivalents                                1,665,485     1,588,267
                                                                 -----------   -----------

Ending cash and cash equivalents                                 $ 2,307,955   $ 5,333,812
                                                                 ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        US WATS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Background
--------------

US WATS, Inc. ("the Company") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback and
carrier termination services.   The Company uses its own switches and facilities
to originate, transport and terminate calls for customers located in the Mid-Atlantic region and California (on-net areas). Approximately 85% of the calls billed by the Company each month are processed through the Company's own switches. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.

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

The Company differentiates itself from a price-only sales approach by offering various value-added services for its customers, provided by its customized software. The Company's outbound long distance services, inbound 800 services, cellular services, as well as paging and internet services are provided on one combined bill which includes various management reports. The Company believes its consultative approach to meeting its customers' needs distinguishes it from its larger competitors. All of the Company's customer support functions, such as customer service, credit and collections, and administrative services are centrally located at the Company's offices at 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company's telephone number at that location is
(215) 633-9400.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements.
Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

2.  Summary of Significant Accounting Policies
----------------------------------------------


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries, USW Corporation, USW Enterprises, Inc., Carriers Group Inc., and US Wats of Virginia Inc. after elimination of all inter-company accounts, transactions and profits.


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


Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight line method over the estimated useful lives of the assets:

            Telecommunications equipment.......................  7 years
            Furniture fixtures and other.......................  5 years

The Company is in the process of replacing its Dex 400 switch in Philadelphia as a result of the switch's capacity limitations and lack of Year 2000 compliance. The Company anticipates that the switch and the associated network will be fully migrated by no later than the end of the third quarter of 1999. Therefore, the Company changed the estimated remaining life of all the related fixed assets associated with this switch and as a result has accelerated its depreciation by approximately $105,000 in the first quarter of 1999.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company effective for the year ended December
31, 1997, as required by the statement.   For the six and three months ended
June 30, 1999 and 1998, the Company's potential common stock equivalents have either an antidilutive or no effect on income (loss) per share applicable to common shareholders and, therefore, diluted income (loss) per common share applicable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute income (loss) per common share applicable to common shareholders in the future that were not included in determining the fully diluted income (loss) per common share applicable to common shareholders as there is either no effect or the effect is antidilutive.

                                                                Six Months Ended June 30,
Potential Common Shares resulting from:                        1999                  1998
                                                               ----                  ----
Stock Options                                                  497,844             725,868

Stock Warrants                                                       0             269,827

Cumulative, Convertible, Redeemable Preferred Stock            300,000             300,000
                                                               -------           ---------

                                                               797,844           1,295,695
                                                               =======           =========


                                                               Three Months Ended June 30,
Potential Common Shares resulting from:                        1999                  1998
                                                               ----                  ----
Stock Options                                                  395,433             607,283

Stock Warrants                                                       0                   0

Cumulative, Convertible, Redeemable Preferred Stock            300,000             300,000
                                                               -------             -------

                                                               695,433             907,283
                                                               =======             =======

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


3.  Note Payable
----------------

In May the Company negotiated the terms of the Loan and Security Agreement with Century Business Credit Corporation for the renewal of three successive one year periods beginning on May 11, 1999. Interest for the new term is calculated at prime plus 2 3/4%. The renewal period includes a revolving $2,000,000 credit facility with a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. In the event the Company fails to meet the subjective financial performance criteria during 1999, the lender has the right to call the loan in full.


4.   Litigation
---------------

On June 13, 1997, Mark Scully, the former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. On June 9, 1999, the court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of $626,442.20. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. An additional amount of $376,000 was accrued during the quarter ended June 30, 1999 to increase the reserve to the full judgement amount and was recorded in SG&A expenses. The Company has appealed the decision and maintains that the Court made a number of errors of law and that the Court applied the wrong measure of damages. Mr. Scully has advised that he intends to appeal as well.

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

5.   OTHER SALES INFORMATION
----------------------------

Net sales information by the Company's product groups for the six months ended June 30 are summarized as follows:

                                              1999                1998
                                              ----                ----
                                             Amount       %      Amount      %
                                             ------              ------
          Domestic 1+                     $ 9,577,216    49   $10,487,557   44
          International                     3,674,937    19     5,766,008   24
          Inbound                           3,439,815    18     3,565,444   15
          Wireless                            579,279     3       920,281    4
          Domestic Carrier Termination      2,151,069    11     2,976,612   13
                                          -----------  ----   -----------  ---
             Total                        $19,422,316   100%  $23,715,902  100%
                                          ===========  ====   ===========  ===

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

RESULTS OF OPERATIONS

The Company's revenues increased over the prior quarter by approximately $1,051,000 (11%) from the level recorded for the quarter ended March 31, 1999, although revenues decreased by approximately $1,608,000 (14%) over the quarter ended June 30, 1998.

Three Months ended June 30, 1999 compared with Three Months ended June 30, 1998
-------------------------------------------------------------------------------

The Company's total revenue for the quarter ended June 30, 1999 decreased $1,608,000 over the second quarter ended June 30, 1998, or 14%. Approximately $706,000 (44%) of the revenue decrease from the quarter ended June 30, 1998 was due to a decline in the Company's revenue derived from retail sales through the agent and reseller channels. This was mainly attributed to decreasing selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline in the Company's average retail rate per minute of $.025 from the three months ended June 30, 1998 to $.104 in the three months ended June 30, 1999. In addition, approximately $427,000 (27%) of the decrease was due to a decline in revenue from the carrier channel (sales to other carrier customers). Similar to the retail sales channel, the average selling price per minute in the carrier sales channel also decreased from the quarter ended June 30, 1998 as a result of strong competition. However, revenue from the carrier sales channel has increased approximately $612,000 (33%) from the quarter ended March 31, 1999. In the second quarter of 1999, the Company was successful in increasing carrier sales to higher levels while maintaining strong credit control procedures. Finally, approximately $282,000 (18%) of the revenue decrease was due to a decline in international callback revenue. This revenue decrease was attributed to the Company's decision to gradually exit the International Callback business. This decision was based primarily on the telecommunication deregulation in European and Asian countries. As pricing for long distance services decreases in these areas, the international callback business as a whole is diminishing.

For the quarter ended June 30, 1999, gross profit as a percentage of revenue has remained relatively unchanged at approximately 28.5% versus 27.9% for the quarter ended June 30, 1998. As retail selling rates have decreased management has been able to negotiate lower costs from significant off-net vendors and anticipates this trend to continue going forward. As an example, the Company lowered the cost of certain underlying facilities by approximately $45,000 per month. This decrease will be realized in the third quarter of 1999. Overall, the Company's gross profit decreased approximately $393,000, mainly due to the decrease in revenue as noted above.

Selling, General, and Administrative ("SG&A") expenses for the second quarter ended June 30, 1999 increased approximately $440,000, or 14% over the amount for the second quarter ended June 30, 1998. Of this increase, approximately $376,000 was attributed to an additional legal accrual necessary for a lawsuit judgment (see footnote 4). SG&A expense as a percentage of revenue increased from 27.4% during the quarter ended June 30, 1998 to 36.0% for the quarter ended June 30, 1999. This increase is a result of the decrease in revenues and the increase in legal expenses as noted above.

For the second quarter ended June 30, 1999, interest expense incurred by the Company decreased by approximately $24,000 from the quarter ended June 30, 1998. This decrease was due to a decrease in long-term debt during the quarter ended June 30, 1999.

The Company recorded a net loss for the quarter ended June 30, 1999 of approximately $772,000 versus net income of approximately $35,000 for the quarter ended June 30, 1998, a decrease of approximately $807,000. As a result of gross profit as a percentage of revenues remaining relatively the same, the net loss reported in 1999 is due to the decrease in revenues and the additional legal expense of approximately $376,000 as noted above.


Six Months ended June 30, 1999 compared with Six Months ended June 30, 1998
---------------------------------------------------------------------------

The Company's total revenue for the six months ended June 30, 1999 decreased approximately $4,294,000 over the six months ended June 30, 1998, or 18%. This decrease was primarily due to a decrease in revenue through the carrier sales channel of approximately $1,651,000 (38%). In addition, approximately $835,000 (19%) of the revenue decrease was due to a decrease in international callback revenue. This revenue decrease was due to deregulation in the telecommunications industry in European and Asian countries. As pricing for long distance services decreases in these areas, the international callback business as a whole is diminishing. Finally, approximately $1,467,000 (34%) of the revenue decrease from the six months ended June 30, 1998 was due to a decline in revenue derived from retail sales through the agent and reseller channels. This was mainly attributed to decreasing selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline in the Company's average retail rate per minute of $.023 from the six months ended June 30, 1998 to the six months ended June 30, 1999.

The Company's gross profit for the six months ended June 30, 1999 decreased approximately $732,000 (11%) over the six months ended June 30, 1998. The decrease in gross profit is due to the decrease in revenue as noted above. However, the Company's gross profit margin increased from 27.7% for the six months ended June 30, 1998 to 30.0% for the six months ended June 30, 1999. Management has been able to negotiate lower costs from significant off-net vendors and anticipates this trend to continue going forward

SG&A expenses for the six months ended June 30, 1999 were approximately $386,000 higher than the amount incurred for the six months ended June 30, 1998. Of this increase, approximately $105,000 was due to accelerating the depreciation of assets associated with the Philadelphia switch (see footnote 2 under Property and Equipment). Also, approximately $376,000 was attributed to an additional legal accrual necessary for a lawsuit judgment (see footnote 4). In addition salary expense increased approximately $52,000 due to increased personnel in 1999. These increases in SG&A expenses were offset by a decrease in bad debt expense of approximately $245,000. The Company's bad debt expense was approximately (1.2%) of revenue for the six months ended June 30, 1999 compared with (2.0%) of revenue for the six months ended June 30, 1998. SG&A expense for the six months ended June 30, 1999 was 37.3% of revenue, compared to SG&A expense for the six months ended June 30, 1998 of 28.9%. This increase was attributed to the increase in depreciation and legal expenses as well as the decrease in revenues as noted above.

For the six months ended June 30, 1999, interest expense incurred by the Company decreased by approximately $35,000 form the six months ended June 30, 1998. This decrease was due to a decrease in long-term debt and more favorable interest rates during the quarter ended June 30, 1999.

The Company recorded a net loss for the six months ended June 30, 1999 of approximately $1,436,000 versus a net loss of approximately $363,000 for the six months ended June 30, 1998, an increase of approximately $1,073,000. This increase was mainly due to the decrease in revenues as well as an increase in SG&A expenses as a percentage of revenue as noted above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, cash and cash equivalents were approximately $2,308,000. Cash flow provided by operations in the first six months of 1999 was approximately $228,000. Net cash used in investing activities was approximately $918,000, which resulted from the purchase of property and equipment.

Working capital at June 30, 1999 was approximately $(407,000) as compared to approximately $(369,000) at December 31, 1998. The decrease in working capital was primarily due to the legal expense accrual previously noted above.

The Company's working capital ratio (current assets divided by current liabilities) remained the same at .96:1.00 from December 31, 1998 to June 30, 1999. The Company's cash balance increased approximately $642,000 from its balance at December 31, 1998. This was mainly due to a private placement of common stock in the amount of $1,530,000 offset by an increase of property and equipment of approximately $918,000, mainly due to the build out and installation of the new switch in Philadelphia.

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which was recently renewed for three successive one year periods beginning on May 11, 1999. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of June 30, 1999, the Company's outstanding balance on its credit facility was approximately $888,000, leaving approximately $1,112,000 available for future borrowing under the credit facility.

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

The Company has initiated a project to identify and address the Year 2000 issue and is addressing the most critical needs first. The Company has completed an inventory of its computer systems, network elements, software applications and other office systems. The preliminary results indicated that the Company would
be required to replace its long distance switch located in Philadelphia.    The
Company has purchased a new DSC DEX600 switch, which is Year 2000 compliant, to replace its existing switch in Philadelphia. The Company anticipates that the new switch will be installed by the end of the third quarter of 1999. Although the original Philadelphia switch required replacement as a result of Year 2000 compliance issues, the Company also needed to replace the switch due to its inability to support any significant growth. The total estimated cost of replacing the switch will be approximately $2.0 million. Approximately $1.8 million has been incurred as of June 30, 1999.

The Company has identified all vendors that the Company interacts with electronically or otherwise relies on in order to conduct business. The Company is contacting those vendors in order to obtain the appropriate assurances that those third parties are or will be Year 2000 compliant. As of the date of this Report the Company has requested Year 2000 compliance status from 171 vendor/suppliers and has received 125 responses that have indicated that they are indeed Year 2000 compliant or would be compliant by December 31, 1999. The Company continues to monitor these returns and will make assessments as to their relative impact on the Company's systems. If compliance is not achieved in a timely manner by the Company or any significant related third party, the Year 2000 issue could have a material adverse effect on the Company's operations.

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

On the data network side, information would be compiled and transferred manually to firms that were unable to accept data electronically because of noncompliance. The Company currently has these manual alternative procedures in place. The cost of all such contingency plans, if they are required to be implemented, cannot be assessed at this time but are not expected to have a material adverse financial impact on the Company. However, these and any other plans may not be adequate and any additional significant expenditures could have a material adverse affect on the Company's results of operations and liquidity.


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

           None.


Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                  Financial Data Schedule, Exhibit No. 27.

           (b)  Reports on Form 8-K:

                  On June 29, 1999, the Company filed Form 8-K regarding the Court's decision in the lawsuit filed by the former President, Mark Scully.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              US WATS, Inc.
                              (Registrant)



                              By:  /s/ Michael McAnulty
                                 -------------------------------------
                                 Michael McAnulty
                                 Chief Financial Officer



Dated:  August 16, 1999