Form 10-Q
period 1999-09-30
US WATS INC
filed 1999-11-12
CIK 862025

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999
                                                          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  X      No ____
                                              ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                                            Outstanding at
                 Common Stock              November 15, 1999
                 ------------              -----------------
                    $.001                      20,551,944

                        US WATS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                                    Page(s)
PART I                                                                              -------
======
FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
              September 30, 1999 (unaudited) and December 31, 1998                   3  -  4

           Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)       5

           Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1999 and 1998 (unaudited)                 6

           Notes to Consolidated Financial Statements (unaudited)                    7  -  11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                12  -  15

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                   15

PART II
=======

OTHER INFORMATION                                                                      16

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and use of Proceeds

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                         17

PART I
======
FINANCIAL INFORMATION

Item 1.
-------
Financial Statements



                                            US WATS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS



                                                          September 30,            December 31,
Assets                                                  1999 (unaudited)              1998
------                                                  ================          ============

Current Assets
     Cash and cash equivalents                              $2,493,356            $1,665,485
     Accounts receivable, net of allowance for
         doubtful accounts of $1,499,947 for 1999,
         and $934,624 for 1998                               6,317,663             6,165,896
     Prepaid expenses and other                                162,922               166,977
                                                           -----------           -----------
         Total Current Assets                                8,973,941             7,998,358
                                                           -----------           -----------
Property and Equipment
     Telecommunications equipment                            4,106,842             5,031,047
     Equipment                                               1,805,851             1,690,490
     Software                                                  655,422               652,422
     Office furniture and fixtures                             161,282               157,006
     Leasehold improvements                                    668,820                46,671
                                                           -----------           -----------
                                                             7,398,217             7,577,636
     Less accumulated depreciation and amortization          4,239,949             4,708,113
                                                           -----------           -----------
         Total Property and Equipment, net                   3,158,268             2,869,523
                                                           -----------           -----------
Other assets, net                                              343,895               153,583
                                                           -----------           -----------
                                                           $12,476,104           $11,021,464
                                                           ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      September 30,              December 31,
                                                                     1999 (unaudited)                1998
                                                                     ----------------            ------------
         Liabilities and Shareholders' Equity
         ------------------------------------
Current Liabilities

     Note payable                                                     $ 1,553,783              $ 1,121,341
     Capital lease obligations, current portion                           194,080                  226,968
     Accounts payable                                                   5,242,216                4,372,548
     Accrued commissions                                                  863,055                  891,318
     Accrued expenses and other                                         1,141,000                  790,699
     State and Federal taxes payable                                    1,070,053                  961,731
     Deferred revenue                                                          --                    2,887
                                                                      -----------              -----------
         Total Current Liabilities                                     10,064,187                8,367,492

Long-Term Liabilities
     Capital lease obligations, net of current portion                     13,585                  149,792
                                                                      -----------              -----------
Commitments and Contingencies

Redeemable preferred stock, $.01 par, authorized
     150,000 shares; 0 shares issued and
     outstanding in 1999 and 30,000 in 1998
     Redemption value: $11.00 per share                                        --                  330,000
                                                                      -----------              -----------
Common Shareholders' Equity
     Common stock, $.001 par, authorized
         30,000,000 shares; issued:
         20,770,944 shares in 1999
         20,077,144 shares in 1998                                         20,771                   20,077
     Additional paid-in capital                                        11,921,348                9,514,075
     Accumulated deficit                                               (9,543,568)              (7,358,853)
                                                                      -----------              -----------
                                                                        2,398,551                2,175,299
Common stock held in treasury
     (219,000 shares in 1999 and 1,119,000 in 1998), at cost                 (219)                  (1,119)
                                                                      -----------              -----------
Total Equity                                                            2,398,332                2,174,180
                                                                      -----------              -----------
                                                                      $12,476,104              $11,021,464
                                                                      ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements

                         US WATS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                            Three Months Ended                       Nine Months Ended
                                                               September 30,                            September 30,
                                                        --------------------------               -------------------------
                                                        1999                  1998               1999                 1998
                                                        ----                  ----               ----                 ----
Revenues                                            $10,827,823           $11,228,935        $30,250,139          $ 34,944,836

Cost of sales                                         7,679,851             7,912,957         21,272,411            25,066,972
                                                    -----------           -----------        -----------          ------------
Gross profit                                          3,147,972             3,315,978          8,977,728             9,877,864

Selling, general and administrative expenses          3,872,808             3,957,255         11,117,349            10,816,001
                                                    -----------           -----------        -----------          ------------
(Loss) from operations                                 (724,836)             (641,277)        (2,139,621)            (938,137)

Other income (expense)
     Interest income                                     34,791                68,693            103,371              126,861
     Interest expense                                   (45,503)              (52,479)          (134,965)            (176,612)
                                                    -----------           -----------        -----------          ------------
(Loss) before income taxes                             (735,548)             (625,063)        (2,171,215)             (987,888)

Income tax expense                                            0                     0                 0                      0
                                                    -----------           -----------        -----------          ------------
Net loss                                               (735,548)             (625,063)        (2,171,215)             (987,888)

Preferred dividends                                           0                 6,750             13,500                20,250
                                                    -----------           -----------        -----------          ------------
Net loss available to common shareholders           $  (735,548)          $  (631,813)       $(2,184,715)          $(1,008,138)
                                                    ===========           ===========        ===========          ============
Net loss per share available
     to common shareholders                                (.04)          $      (.03)       $      (.11)          $      (.05)
                                                    ===========           ===========        ===========          ============

Weighted average number of shares outstanding        20,390,496            19,701,677         19,819,088            18,978,022
                                                    ===========           ===========        ===========          ============

The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                     1999                 1998
                                                               ---------------       --------------
OPERATING ACTIVITIES
     Net loss before preferred dividends                       $    (2,171,215)   $       (987,888)
     Adjustments to reconcile net (loss)
     to net cash provided by (used-in) operating activities
         Issuance of stock options                                      20,807
         Depreciation and amortization                                 826,884             964,502
         Provision for bad debts                                     1,152,275             583,343
     Changes in assets and liabilities which provided
     (used) cash:
         Accounts receivable                                        (1,304,042)           (486,002)
         Prepaid expenses and other                                      4,055             (32,401)
         Other assets                                                   57,656             (39,794)
         Deferred revenue                                               (2,887)            (25,071)
         Accounts payable and accrued expenses                       1,191,701          (1,264,198)
         State and Federal Taxes payable                               108,322            (217,836)
                                                              ----------------    ----------------

     Net cash used in operating activities                            (116,444)         (1,505,345)
                                                              ----------------    ----------------
INVESTING ACTIVITIES
     Purchase of property and equipment                             (1,101,099)           (109,093)
                                                              ----------------    ----------------
     Net cash used in investing activities                          (1,101,099)           (109,093)

FINANCING ACTIVITIES
     Proceeds from private placement                                 1,530,000
     Proceeds from stock option exercises                              265,567           2,663,109
     Increase in notes payable net                                     432,442              29,781
     Repayment of capital lease obligations                           (169,095)           (208,197)
     Preferred stock dividends                                         (13,500)            (20,250)
     Buyback of common stock                                                --          (1,042,800)
     Short swing profit proceeds                                            --           2,480,979
                                                              ----------------    ----------------
     Net cash provided by financing activities                       2,045,414           3,902,622
                                                              ----------------    ----------------
Net increase in cash                                                   827,871           2,288,184

Beginning cash and cash equivalents                                  1,665,485           1,588,267
                                                              ----------------    ----------------
Ending cash and cash equivalents                               $     2,493,356    $      3,876,451
                                                              ================    ================

Supplemental disclosure of non cash investing and financing activities:

On July 1, 1999 the preferred shareholder converted 30,000 shares of preferred stock into 300,000 shares of common stock. Also, on August 31, 1999 the Company acquired certain assets of JMR Marketing Corporation in exchange for 150,000 shares of the Company's common stock with a fair market value of $262,500 based on the closing price of the Company's stock as of the date of the acquisition.


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

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year.

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

Business Segments

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the reporting of information about operating segments on an annual basis and is effective for fiscal years beginning after December 15, 1997. The Company's operations have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since management has chosen not to organize the Company around products and services, geographic areas, regulatory environments, economic characteristics, or types of customers.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the nine and three months ended September 30, 1999 and 1998, the Company's potential common stock equivalents have either an antidilutive or no effect on income (loss) per share applicable to common shareholders and, therefore, diluted income (loss) per common share applicable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute income (loss) per common share applicable to common shareholders in the future that were not included in determining the fully diluted income (loss) per common share applicable to common shareholders, as there is either no effect or the effect is antidilutive.




                                                                   Nine Months Ended September 30,
Potential Common Shares resulting from:                                  1999          1998
                                                                  --------------------------------
Stock Options                                                         486,705           812,488

Stock Warrants                                                              0           227,446

Cumulative, Convertible, Redeemable Preferred Stock                   198,901           300,000
                                                                     --------         ---------
                                                                      685,606         1,339,934
                                                                     ========         =========

                                                                   Three Months Ended September 30,
                                                                          1999              1998
Potential Common Shares resulting from:                            -----------------------------------
Stock Options                                                         423,125               689,641

Stock Warrants                                                              0                     0

Cumulative, Convertible, Redeemable Preferred Stock                         0               300,000

                                                                      423,125               989,641
                                                                     ========             =========

On July 1, 1999 the preferred shareholder converted 30,000 shares of preferred stock into 300,000 shares of common stock.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments such as accounts receivable, accounts payable, and note payable approximate their carrying amounts.

Acquisition

On August 31, 1999 the Company acquired certain assets of JMR Marketing Corporation in exchange for 150,000 shares of the Company's common stock with a fair market value of $262,500. The acquisition of JMR Marketing Corporation was accounted for by the purchase method, and accordingly, the cost of the acquisition was allocated to the assets acquired. The excess fair value of net assets acquired of $256,920 was recorded as goodwill to be amortized on a straight line basis over three years.

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


4.   Litigation
---------------

On June 13, 1997, Mark Scully, the former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an duty of good dealing, fraudulent and negligent asserted faith and fair misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. On June 9, 1999, the court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of $626,442.20. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. An additional amount of $376,000 was accrued during the quarter ended June 30, 1999 to increase the reserve to the full judgment amount and was recorded in SG&A expenses. The Company has appealed the decision and maintains that the Court made a number of errors of law and that the Court applied the wrong measure of damages. Mr. Scully has appealed the judgment as well.

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


5.   SALES INFORMATION
----------------------

Net sales information by the Company's product groups for the nine months ended September 30 are summarized as follows:

                                       1999                                1998
                                       ----                                ----
                                      Amount                 %            Amount               %
                                      ------                              ------
Domestic 1+                        $14,471,647               48        $15,655,964             45
International                        6,517,605               22          8,934,981             25
Inbound                              5,308,969               17          5,192,361             15
Wireless                               838,586                3          1,347,218              4
Domestic Carrier Termination         3,113,332               10          3,814,312             11
                                   -----------              ---        -----------            ---
     Total                         $30,250,139              100%       $34,944,836            100%
                                   ===========              ===        ===========            ===

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


RESULTS OF OPERATIONS

The Company's revenues for the quarter ended September 30, 1999 decreased approximately $401,000 (4%) from the level recorded for the quarter ended September 30, 1998, however increased by approximately $591,000 (6%) over the quarter ended June 30, 1999. The increase in revenue was due to substantial increases in the Company's wholesale sales channels, mostly carrier sales.

Three months ended September 30, 1999 as compared with Three months ended
-------------------------------------------------------------------------
September 30, 1998
------------------

The Company's total revenue for the quarter ended September 30, 1999 decreased by approximately $401,000 over the third quarter ended September 30, 1998, or 4%. This decrease was primarily due to a decrease in the Company's revenue derived from retail sales through the agent and reseller channels of approximately $255,000 (64%). This was primarily due to decreased selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline in the Company's average retail rate per minute from $.124 for the three months ended September 30, 1998 to $.099 for the three months ended September 30, 1999. In addition, approximately $124,000 (31%) of the revenue decrease was due to a decline in international callback revenue. This revenue decrease was attributed to the Company's decision to gradually exit the International Callback business. This decision was based primarily on the telecommunication deregulation in European and Asian countries. As pricing for long distance services decreases in these areas, the international callback business as a whole is diminishing. Finally, approximately $22,000 (5%) of the revenue decrease is due a decline from the carrier channel (sales to other carrier customers).

For the quarter ended September 30, 1999, gross profit as a percentage of revenue remained relatively unchanged at approximately 29.1% as compared to 29.5% for the quarter ended September 30, 1998. The Company's gross profit for the quarter ended September 30, 1999, decreased approximately $168,000 over the third quarter ended September 30, 1998, primarily due to the decrease in revenue as noted above.

The minimal effect on the gross profit percentage despite a decrease in gross profit is due to the Company's continued benefit from the negotiated cost decreases from significant off-net vendors. As an example, the Company lowered the cost of certain underlying facilities by $45,000 per month, which was realized in the quarter ended September 30, 1999. The Company is continually striving to improve its network efficiency in order to reduce its network cost per minute as the market conditions require retail rates per minute to be reduced.

Selling, General, and Administrative ("SG&A") expenses for the quarter ended September 30, 1999 decreased approximately $84,000 (2%) over the amount for the quarter ended September 30, 1998. Of this decrease, approximately $103,000 was attributed to lower commission expense as a result of lower revenues. In addition, approximately $296,000 is due to lower salaries. In the quarter ended September 30, 1998, salary expense of approximately $300,000 represented severance paid to the Company's former President upon his retirement. Also, depreciation expense decreased approximately $285,000 primarily due to accelerated depreciation in 1998 on certain equipment, which was since replaced. The remainder of the decrease in SG&A expenses is attributed to a variety of miscellaneous expenses. These decreases were offset by an increase in bad debt expense of approximately $814,000, primarily due to a writeoff of a large carrier account. As a result of potential bankruptcy from a large carrier customer, the Company increased allowance for doubtful accounts for the potential uncollectable account. SG&A expense as a percentage of revenue increased from 35.2% during the quarter ended September 30, 1998 to 35.8% for the quarter ended September 30, 1999.

For the quarter ended September 30, 1999, interest expense incurred by the Company decreased by approximately $7,000 from the quarter ended September 30, 1998. This decrease was due to a decrease in long-term debt during the quarter ended September 30, 1999.

The Company recorded a net loss before preferred dividends for the quarter ended September 30, 1999 of approximately $736,000 as compared to a net loss $625,000 for the quarter ended September 30, 1998, an increase of approximately $111,000. As a result of gross profit as a percentage of revenues remaining relatively the same, the net loss reported for the quarter ended September 30, 1999 is primarily due to the bad debt expense associated with a large carrier account.

Nine Months ended September 30, 1999 as compared with Nine Months ended
-----------------------------------------------------------------------
September 30, 1998
------------------

The Company's overall revenue for the nine months ended September 30, 1999 decreased approximately $4,695,000 over the nine months ended September 30, 1998, or 13%. This decrease was primarily due to a decrease in revenue from the agent and reseller sales channels of approximately $2,062,000 (44%). This was primarily attributed to decreasing selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline in the Company's average retail rate per minute of $.024 from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. Also, approximately $1,674,000 (36%) of the decrease was due to a decline in revenue from the carrier sales channel. In addition, approximately $959,000 (20%) of the decrease was due to a decline in international callback revenue for reasons noted above.

The Company's gross profit for the nine months ended September 30, 1999 decreased approximately $900,000 (9%) over the nine months ended September 30, 1998, due the decrease in revenues as noted above. However, the Company's gross profit margin increased from 28.3% for the nine months ended September 30, 1998 to 29.7% for the nine months ended September 30, 1999. Management has been able to negotiate lower costs from significant off-net vendors and anticipates this trend to continue going forward.

SG&A expenses for the nine months ended September 30, 1999 were approximately $301,000 higher than the amount incurred for the nine months ended September 30, 1998. Of this increase, $105,000 was attributed to higher commission expense. Also, bad debt expense increased by approximately $569,000, which was primarily due to a writeoff of a large carrier account as previously discussed. These increases were offset by a decrease in salary expense of approximately $244,000, and a decrease in depreciation expense of approximately $138,000 with the remainder attributable to a variety of miscellaneous expenses. SG&A expenses for the nine months ended September 30, 1999 were 36.8% of revenue, compared to 31.0% of revenue for the nine months ended September 30, 1998. This increase was primarily attributed to the increase in bad debt expense as well as the decrease in revenues.

For the nine months ended September 30, 1999, interest expense incurred by the Company decreased by approximately $42,000 from the nine months ended September 30, 1998. This decrease was due to a decrease in long-term debt and more favorable interest rates during 1999.

The Company recorded a net loss for the nine months ended September 30, 1999 of approximately $2,171,000, compared to a net loss of approximately $988,000 for the nine months ended September 30, 1998, an increase of approximately $1,183,000. This increase was primarily due to the increase in bad debt expense as well as an increase in the legal accrual necessary for a lawsuit judgment (see footnote 4) of approximately $376,000, which was recorded in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, cash and cash equivalents were approximately $2,493,000. Cash flow used in operations in the first nine months of 1999 was approximately $116,000. Net cash used in investing activities was approximately $1,101,000, which was used for the purchase of property and equipment.

Working capital at September 30, 1999, was approximately $(1,090,000) as compared to $(369,000) at approximately December 31, 1998. The decrease in working capital was primarily due to the year to date net loss.

The Company's working capital ratio (current assets divided by current liabilities) decreased from 0.96:1.00 at December 31, 1998 to 0.89:1.00 at September 30, 1999. The Company's cash balance increased approximately $828,000 from its balance at December 31, 1998. This was attributed to a private placement of common stock in the amount of $1,530,000 and an increase in note payable of approximately $432,000, offset by an increase in property and equipment of approximately $1,101,000, mainly due to the leasehold improvements and installation of the new switch in Philadelphia.

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which was renewed for three successive one year periods beginning on May 11, 1999. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of September 30, 1999, the Company's outstanding balance on its credit facility was approximately $1,554,000, leaving approximately $446,000 available for future borrowing under the credit facility.

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

The Company had initiated a project to identify and address the Year 2000 issue and is addressing the most critical needs first. The Company has completed an inventory of its computer systems, network elements, software applications, and other office systems. The Company purchased a new DSC DEX600 switch, which is Year 2000 compliant, to replace the existing switch in Philadelphia. The switch was installed and began supporting operations in the third quarter of 1999. The total cost of replacing the switch was approximately $2.0 million.

The Company has identified all vendors that the Company interacts with electronically or otherwise relies on in order to conduct business. The Company has contacted a majority of the vendors in order to obtain the appropriate assurances that those third parties are or will be Year 2000 compliant. The Company is monitoring those returns and continues to make assessments as to their relative impact on the Company's systems. If compliance is not achieved in a timely manner by the Company, or any significant related third party, the Year 2000 issue could have a material adverse effect on the Company's operations.

The Company is developing and, if necessary, will implement contingency plans to minimize the effects of any significant Year 2000 noncompliance. On the telecommunications network side, these contingency plans would include, but not be limited to, immediately directing terminating traffic away from a long distance carrier who was not Year 2000 compliant. Traffic would then be transferred to different carriers with potentially higher rates to desired locations for an undetermined period of time. This could have a material adverse effect on the Company's results and operations and liquidity.

On the data network side, information would be compiled and transferred manually to firms that were unable to accept data electronically because of noncompliance. The Company currently has these manual alternative procedures in place. The cost of all such contingency plans, if they are required to be implemented, cannot be assessed at this time but are expected to have a material adverse financial impact on the Company. However, these and any other plans may not be adequate and any additional significant expenditures could have a material adverse effect on the Company's results of operations and liquidity.


Item 3
------

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

PART II
=======
Other Information


Item 1.    Legal Proceedings

                  See Note 4 to the Consolidated Financial Statements contained herein.

Item 2.    Changes in Securities

                  On August 31, 1999, the Company purchased certain assets of JMR Marketing Corporation including a customer base, property and equipment and sales contracts associated with certain Affinity Groups for 150,000 shares of common stock. The shares of common stock were issued to James M. Rossi (the sole shareholder of JMR Marketing Corporation) in reliance on the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4(2) of such Act.

                  On July 1, 1999 a preferred shareholder converted 30,000 shares of preferred stock into 300,000 shares of common stock.

Item 3.    Defaults upon Senior Securities

                  None.


Item 4.    Submission of Matters to a Vote of Security Holders

                  None.


Item 5.    Other Information

                  None.


Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    Exhibit No. 27, Financial Data Schedule


           (b)      Reports on Form 8-K:

                    On September 16, 1999, the Company filed Form 8-K regarding the election of James M. Rossi to the Board of Directors, the approval of an amendment to the By-Laws, whereby the Company may indemnify a director without court approval in cases where applicable state law may otherwise have required court approval, and the amendment and extension of the Loan and Security Agreement with Century Business Credit Corporation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      US WATS, Inc.
                                      (Registrant)


                                      By: /s/ Michael McAnulty
                                          --------------------------------
                                          Michael McAnulty
                                          Chief Financial Officer


Dated:  November 15, 1999