Form 10-K
period 1999-12-31
US WATS INC
filed 2000-03-30
CIK 862025

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K
                  ------------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to ___________

                        Commission File Number: 0-22944

                                 US WATS, INC.
                                 -------------
            (Exact name of Registrant as specified in its charter)


           New York                                                   22-3055962
-------------------------------                                     --------------
(State or other jurisdiction of                          (I.R.S.  Employer Identification No.)
incorporation or organization)

2 Greenwood Square, 3331 Street Road
Bensalem, Pennsylvania                                                   19020
------------------------------------                                 --------------
(Address of principal executive offices)                               (Zip Code)

(Registrant's telephone number, including area code):                (215) 633-9400
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.[_]

As of March 21, 2000 the market value of the Company's Common Stock held by non-affiliates of the Registrant, based on the average closing sale price, was approximately $12,600,000.

As of March 21, 2000 the Registrant has 20,728,444 shares of Common Stock outstanding.

                               TABLE OF CONTENTS



                                 PART I
                                 ======

Item 1.  Business..........................................................  4
Item 2.  Properties........................................................ 10
Item 3.  Legal Proceedings................................................. 10
Item 4.  Submission of Matters to a Vote of Security Holders............... 10


                                 PART II
                                 =======


Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters............................................ 11
Item 6.  Selected Financial Data........................................... 12
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 13
Item 8.  Financial Statements and Supplementary Data....................... 18
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 18


                                 PART III
                                 ========


Item 10. Directors and Executive Officers of the Registrant................ 19
Item 11. Executive Compensation and Options Outstanding.................... 21
Item 12. Security Ownership of Certain Beneficial Owners and Management.... 23
Item 13. Certain Relationships and Related Transactions.................... 24


                                 PART IV
                                 =======

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K... 26

                                    PART 1
                                    ======

ITEM 1.   BUSINESS
------------------

DESCRIPTION OF BUSINESS

US WATS, Inc. ("the Company") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size businesses as well as residential customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards),
International Callback and carrier termination services.   The Company uses its
own switches and facilities to originate, transport and terminate calls for customers generally located between Maine and Norfolk, Virginia and California
(on-net area).   Approximately 90% of the calls billed by the Company each month are processed through the Company's own switches as of December 31, 1999. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

The Company's revenues are derived primarily from the transport of outgoing and incoming calls which are billed by the Company to end-users at specified rates. Transport costs of these calls are billed to the Company from other carriers at contractual rates. These carriers supply the Company with call detail information, which enables the Company to bill its customers depending upon the Company's individual rates. The combination of the efficiency of the Company's network and facilities, and the purchase of long distance services in bulk from other carriers allow the Company to offer competitive rates to small and medium-sized businesses as well as residential customers.

The Company's principal executive offices are located at 2 Greenwood Square, 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company's telephone number at that location is (215) 633-9400.

CORPORATE STRATEGY

The Company's objective is to provide its customers with a comprehensive range of telecommunications services with value-added features at competitive prices. The Company markets through three channels (direct, agent and reseller) and offers a diversified mix of products and services. The Company employs a direct sales force, and also markets through independent agents. The Company offers individual value-added services to resellers depending on each reseller's requirements. The Company offers competitive wholesale pricing to its agents, which it expects will lead to significant revenue growth. Net sales revenue attributable to the Company's agents and resellers accounted for approximately 57% of the Company's non-wireless revenue during the period ended December 31, 1999. The Company also utilizes numerous carriers allowing for network redundancy. This allows the Company to offer both carrier specific and private label services. The Company has recently instituted several private internet web sites from which its agents are generating new orders electronically. The Company expects to continue its efforts to expand this strategy in order to generate new business. The Company is focused on servicing both commercial and residential accounts.

SERVICES

The Company provides domestic outbound long distance service to and from anywhere in the United States, international calling services to approximately 250 countries, inbound 800 services, cellular local and long distance services, regional and national paging services, internet service, travel/calling cards, prepaid calling cards (debit cards), dedicated access services, private line networks, data services, international callback, and carrier termination services.

The Company charges its customers based upon minutes of usage, at predetermined flat intrastate, interstate and international rates based on the termination of the call. In those areas which provide for equal access customers have the ability to choose their long distance carrier for all intra-Local Access Transport Area ("LATA") calls. The Company is a "RESPORG" (Responsible Organization) for the inbound 800 services it provides to its customers. This gives the Company direct access to the 800 number database allowing for efficient provisioning of 800 number service. This increases the speed at which the Company can perform such services as blocking and routing changes for its customers' inbound 800 services.

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

SWITCH AND NETWORK FACILITIES

The Company maintains a digital network on both the East and West coasts of the United States. The Company's East Coast network extends from Maine to Norfolk, Virginia and west to Pittsburgh, Pennsylvania. The Company's west coast network extends from California to Phoenix, Arizona and parts of Nevada. The Company's switching facilities are located in Philadelphia, Pennsylvania and Oakland, California. Calls terminating off-net are transported and terminated for the Company on circuits operated by other carriers. The Company's network utilizes SS7 common channel signaling. SS7 signaling increases network efficiency by reducing call set-up time.

The network is supported by an Alcatel MegaHub 600E switch in Philadelphia and an Alcatel DEX600 in Oakland which are used to process customer calls. Intelligent call processing required by the Company's enhanced services products (calling card and international callback) is provided by a NACT STX switching platform. This switching platform provides customized voice prompts and other enhanced services required by these products. The ability of the Company to transport calls over its company-owned switches and leased facilities allows the Company to maximize gross margins and control network quality of service.

The Company regularly reconfigures its call processing through the utilization of least-cost routing software. This software assures that the Company routes calls, which terminate off-net, to the carrier vendor supplying the Company with the lowest cost to that point. The Company has contracted with numerous domestic and international transport carriers, which allow for international country-specific least-cost routing and the maintenance of diverse routes.

MARKETING

The Company markets its services utilizing three sales channels focused on developing a customer base primarily within the Boston to Washington, DC corridor. The Company employs a direct sales force who are paid on a salary plus commission basis. The Company also maintains an independent agent network of approximately 350 agents as of December 31, 1999, who receive a commission based on monthly billings. The Company's reseller channel is comprised of approximately 12 switchless resellers, which contract for services at a fixed price (buy price). These resellers are permitted to establish their own retail billing rates, and do not lease or own any switching equipment, transmission facilities, or billing software. Because of this, they are dependent on switch-based carriers for products and services. The Company offers these resellers competitive wholesale rates, a variety of products, customer support services, billing, credit and collection services, as well as other value-added features such as on-line electronic access to customer account information, back office support, automatic electronic order entry and account profitability reporting. The Company offers its customers a comprehensive invoice including extensive management reports to all sales channels. Included in the Company's invoices are more than 20 management reports covering call distribution studies, time of day analysis, call duration distribution, as well as individual telephone number call detail records allowing them to quickly analyze their calling patterns and costs.

As of December 31, 1999, the Company's average retail customer uses approximately $156 in monthly long distance revenue, which is similar to the industry average for revenue generated through an agent sales force.

Coincident to entering the Competitive Local Exchange business, initially as a Bell Atlantic Reseller in the Mid-Atlantic states, the Company plans to develop a direct sales force to solicit and secure larger middle market accounts, where the combination of local and long distance revenue justifies dedicated access. The nature of dedicated access products requires a more detailed and focused sales approach by experienced telecommunications sales professionals who are capable of directing their efforts to specific market segments in clearly defined geographic territories. As a result of the Company's initiatives in the local area, the Company believes that its agents and certain smaller business accounts will benefit from simple resale of Bell Atlantic local services, in those instances where the bundling approach does not justify dedicated T1 connectivity.

COMPETITION

The Company views the long distance industry as a three-tiered industry which is dominated by the nation's three largest long distance providers: AT&T, MCI WorldCom and Sprint Corporation ("Sprint"). MCI WorldCom has entered into an agreement to acquire Sprint. Based on industry data, the Company believes that AT&T, MCI WorldCom and Sprint, collectively generate approximately 80% of the nation's interexchange long distance revenue (approximately $118 billion during 1999) and comprise what is known as "Tier 1" International Long Distance Companies. The second tier consists of several other companies with annual revenues of $250 million to $5 billion each. The third tier, which includes the Company, consists of more than 500 companies with annual revenues of less than $250 million each, the majority below $50 million each.

The Company targets small and medium-sized commercial customers as well as residential customers. The number of telecommunications services offered by the Company on a consolidated, one-bill basis serves, to some extent, to distinguish the Company from some of its competitors. Competitive distinctions are made based upon the number of services offered, the pricing plans, the length of contracts, as well as the billing information provided. The Company currently owns switch capacity, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems.

In addition to direct competition from what the Company estimates are several hundred switchless resellers, the Company competes with the sales organizations and resellers of large telecommunications companies such as AT&T, MCI WorldCom and Sprint, which at any particular time may offer more desirable services or prices than those offered by the Company. Also, the FCC has recently granted approval to a Bell Operating Company ("BOC") to provide in-region long distance service and other BOCs may be approved to enter the long distance market in additional states in the future.

On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate interexchange services.
The FCC's order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forebear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. Pursuant to the FCC's order, after a transition period, relationships between carriers and their customers would be set by contract and long distance companies would no longer be permitted to file with the FCC tariffs for interstate interexchange services. However, MCI, Sprint and The American Carriers Telephone Association have separately appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit"). On February 13, 1997, the DC Circuit stayed the FCC's detariffing rules. These rules remain subject to pending appeals. The Company may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. However, the absence of tariffs will also require that the Company secure contractual agreements with its customers regarding many of the terms of its existing tariffs or face possible claims arising because of the rights of the parties are no longer clearly defined. In addition, to the extent disputes arise over such contracts, carriers without tariffs may no longer resort to the legal doctrine that the terms of a filed tariff supersede individual contract language.

In spite of AT&T's additional flexibility and the expected increased interexchange competition from the BOCs, the Company believes that it continues to provide and sell telecommunications service to small to medium sized businesses and individuals at competitive rates. In addition, the Company believes that the deregulation of the local exchange telecom market represents a significant opportunity similar to the opportunity provided at the breakup of AT&T in 1984.

EMPLOYEES

At the end of 1999, the Company had 70 full-time employees working at three locations. The majority of the employees work at the Company's principal executive offices located at 2 Greenwood Square, 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company is not a party to any organized labor contracts. The Company considers its relationship with its employees to be satisfactory.

REGULATORY MATTERS

REGULATORY REQUIREMENTS.  The Company is a regulated entity at the Federal level
-----------------------
with regard to international traffic and interstate traffic. The Company has received Section 214 authorization to resell international switched services and has filed an FCC tariff for its domestic interstate services.

State regulatory requirements vary from state to state. The Company has obtained certification in all states, which require certification in order to provide resold long distance services, with the exception of Alaska, Colorado and Hawaii. Additionally, the Company's application for certification in Arizona is currently pending. The Company is also authorized to provide competitive local exchange telecommunications services in two (2) states and the District of Columbia. Some states place statutory restrictions on the operations of telecommunications service providers, including requiring telecommunications service providers to file and operate in accordance with service and rate tariffs. Further, carriers are required to charge just and reasonable rates and not discriminate among similarly situated customers. Some states and the FCC also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. Changes in existing regulations or their interpretation in any state could subject the Company to increased regulation. Such regulation could result in an increase in customers' usage charges and, in some cases, could limit or eliminate the Company's ability to service customers in that jurisdiction. The Company would incur, among other expenses, certain administrative costs and legal fees in contesting or complying with such regulatory changes that would increase the Company's cost of doing business.

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

In addition, certain services offered by the Company which are not presently regulated in all states may become regulated. Such regulation could delay the deployment of products and/or services and would increase certain administrative costs and legal fees in contesting or complying with such regulation. The

FCC has granted applications by companies seeking to provide international callback (also known as "call reorigination" services) to those countries where the practice is legal under local law. The FCC has taken the view that call reorigination services created incentive to lower foreign accounting rates to the benefit of U.S. ratepayers, while serving the FCC's general policies favoring resale and increased competition in the international marketplace. Although the FCC has consistently expressed its support for call reorigination services enacted by foreign countries, in response to the input of certain foreign countries in rulemaking proceedings, the FCC has acknowledged that foreign countries face unusual difficulties in implementing prohibitions on call reorigination, while the FCC has stated that such countries continue to bear the principal responsibility for enforcing their domestic laws. However, as a matter of international comity, the FCC will prohibit U.S. authorized carriers from providing call reorigination in countries where it is expressly prohibited. The FCC established a variety of requirements that a foreign country must meet before the FCC will consider assisting a foreign government in enforcing its domestic ban. To date, the FCC has taken no direct enforcement action against an individual carrier to enforce a foreign country's ban with respect to a U.S. provider. However, there can be no assurance that the FCC or foreign governments will not enforce such a ban.


LEGISLATION.   On February 8, 1996, President Clinton signed into law the
-----------
Telecommunications Act of 1996 (the "1996 Act"). The bill was intended to spur additional competition in telecommunications services particularly within the local exchange markets, which are now dominated by incumbent local exchange carriers.

The 1996 Act codifies a new set of interconnection principles, applicable to interconnection for both interstate and intrastate services. State public utilities commissions are given a significant role in administering the interconnection provisions of the act, and deadlines are imposed for decisions by both the FCC and state commissions. On August 8, 1996, the FCC released the Interconnection Decision which established a framework of minimum, national rules enabling state commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Act. Among other things, the Interconnection Decision prescribed certain minimum points of interconnection; adopted a minimum list of unbundled network elements that ILECs must make available to competitors; and adopted a methodology for states to use when setting prices for unbundled elements and for wholesale resale services. On January 25, 1999, the Supreme Court overturned prior decisions of the United States Court of Appeals for the Eighth Circuit that had vacated certain portions of the Interconnection Decision. The Supreme Court's decision confirmed the FCC's authority to issue regulations implementing the pricing and other provisions of the 1996 Act and reinstated most of the challenged rules. The Supreme Court decision, however, vacated a key FCC rule that identified the network elements that ILECs must unbundle. The FCC has since adopted a new standard for analyzing unbundled network elements, as required by the Supreme Court. The FCC concluded that ILECs would no longer be required to provide directory assistance and operator services as network elements, though they will continue to be available pursuant to tariffed rates. The FCC declined, however, except in limited circumstances, to require ILECs to unbundle certain facilities used to provide high-speed Internet access and other data services. Uncertainty remains surrounding the effect of the Eighth Circuit decisions, the decision of the Supreme Court reversing portions of it, and subsequent proceedings.

The 1996 Act also eliminates the existing AT&T antitrust consent decree, which barred the provision of long distance services and manufacturing by the Bell Operating Companies (BOCs). Under the act, BOCs may immediately offer long distance services outside their home regions. The BOCs may offer service within their regions upon FCC approval based on a showing that facilities-based competition and interconnection agreements meeting a 14-point checklist both exist. On December 22, 1999, the FCC granted Bell Atlantic's application to offer in-region long distance services in New York, marking the first time since the breakup of AT&T that a BOC is able to provide its customers with both local and long distance service.

In 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. Specifically, the FCC established new universal service funds to support telecommunications and information services provided to qualifying schools, libraries and rural health care providers, and expanded the federal subsidies for local telephone services provided to low-income consumers. The FCC collects money to fund this expanded regime from interstate carriers and certain other entities. Contribution factors vary quarterly and are passed on by the Company to end users. Recently the United States Court of Appeals for the Fifth Circuit rejected the FCC's effort to base contributions in part on intrastate revenues. The FCC's universal service program may be altered as a result of appeals, agency reconsiderations of its actions, or future Congressional action.

Additional competition with incumbent local exchange carriers ("ILECs") should provide price discipline in an area which has been monopolized by ILECs. The Company can also expect a substantial increase in the competition, which it faces in interexchange markets as a result of the entry of the BOCs into long distance services. Not only will there be additional competition providing services which are similar to those provided by the Company, but they can be expected to bundle those services with other offerings such as local service, cellular and video services. These package offerings may be more attractive to consumers than offerings of stand-alone services.

ACCESS CHARGES.  The cost of providing long distance and local exchange services
--------------
will be affected by changes in the access charges imposed by ILECs for origination and termination of calls over local facilities. The term "access service" describes the use of local exchange facilities for the origination and termination of interexchange communications. On May 8, 1997, the FCC released an order intended to reform the FCC's system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Act. The FCC's access reform order adopts various changes to federal policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain no-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, changed its structure for interstate transport services, and affirmed interstate access charges do not apply to Internet service providers. On August 18, 1998 the Eighth Circuit affirmed the FCC's access reform order.

In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to competitive levels but that a "prescriptive" approach might be considered if necessary. In the absence of competition, the FCC stated that it might specify the nature and timing of changes to existing access rate levels. On August 5, 1999, the FCC adopted an order granted ILECs additional pricing flexibility, implementing certain access charge reforms, and seeking comments on others. The order provides a framework of "triggers" to provider those companies with greater pricing flexibility to set interstate access rates as competition increases. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of CLECs. If this increased pricing flexibility for price cap ILECs is not effectively monitored, or if the FCC regulates CLEC access charges, it could have a material adverse impact on our ability to price our own interstate access services competitively. As of January 1998, access charges incurred by the Company are being passed on to end users.

On March 31, 1999, the FCC released its Collocation Order which requires ILECs incumbent carriers to permit CLECs to collocate any equipment used for interconnection or access to unbundled network elements even if that equipment includes switching or enhanced service functions. Among other things, the Collocation Order also prohibits ILECs from placing any limits on the use of switching or enhanced features for collocated equipment, and requires ILECs to make cageless collocation available and permit CLECs to construct their own cross-connect facilities.

On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated limited portions of the Collocation Order, holding certain definitions contained in FCC rules were impermissibly broad. The court remanded the Collocation Order in part for further FCC consideration of these issues. The FCC will be instituting proceedings to comply with the court's remand.

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


ITEM 2.  PROPERTIES
-------------------

The Company currently leases approximately 27,000 square feet in four buildings at a total monthly cost of approximately $38,000. Its executive offices and headquarters at 2 Greenwood Square, 3331 Street Road, Suite 275 in Bensalem, Pennsylvania is leased for a term of three years expiring in August, 2001. The Company's leased switch space in Philadelphia, Pennsylvania expires in February, 2003. The Company's second leased switch space in Philadelphia, Pennsylvania expires in May, 2007. The Company's leased switch space in Oakland, California
expires in September, 2002.   The Company considers its space to be adequate for
its current needs.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker, all former Company executives, in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserted various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleged, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleged damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contested the allegations of the complaint and intends to vigorously defend against the action. On June 9, 1999, the court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of $626,442.20. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. An additional amount of $376,000 was accrued during the quarter ended June 30, 1999 to increase the reserve to the full judgment amount and was recorded in SG&A expenses. The Company has appealed the decision and maintains that the Court made a number of errors of law and that the Court applied the wrong measure of damages. Mr. Scully has advised that he intends to appeal as well.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


Reference is made to the information contained in Item 5 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 1999 regarding the Company's 1999 Annual Meeting of Shareholders held on November 24, 1999.

                                    PART II
                                    =======


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

The following figures represent the high and low closing price as reported by NASDAQ during each successive quarter beginning in 1998.

                      QUARTER               HIGH      LOW
                      -------               ----      ---

                4th     Quarter 1999      $ 2.63   $ 1.53
                3rd     Quarter 1999      $ 2.06   $ 1.31
                2nd     Quarter 1999      $ 1.91   $ 1.19
                1st     Quarter 1999      $ 2.69   $ 1.63
                4th     Quarter 1998      $ 1.91   $ 1.38
                3rd     Quarter 1998      $ 2.19   $ 1.50
                2nd     Quarter 1998      $ 2.25   $ 1.91
                1st     Quarter 1998      $ 2.38   $ 1.16


Effective January 21, 1994, the Company's Common Stock was listed on the National Association of Securities Dealers Automated System (NASDAQ) under the symbol "USWI".

As of March 7, 2000 there were approximately 129 holders of record of the Company's Common Stock.

The Company has not paid any dividends on its Common Stock. However, the Company paid quarterly dividends on its Preferred Stock at a rate of 9% annually, or approximately $6,750 per quarter for the first two quarters of 1999. On July 1, 1999 the only preferred shareholder converted 30,000 Preferred Shares to 300,000 Common Shares. The Company does not currently anticipate the payment of dividends on its Common Stock.

On March 23, 1999, the Company issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance were used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations on the Company's behalf.

On August 31, 1999, the Company issued 150,000 shares of Common Stock to purchase certain assets of JMR Marketing Corporation, a company owned by James
M. Rossi, a director of the Company. The purchased assets included a customer base, property and equipment and sales contracts. The terms of the acquisition of JMR were negotiated between the Company and Mr. Rossi on an arms-length basis, with Mr. Rossi abstaining from negotiations on the Company's behalf.

The shares issued on March 23, 1999 and August 31, 1999 were issued directly by the Company to the holders without an underwriter or placement agent and were issued without registration under the Securities Act of 1933 pursuant to the private placement exemption contained in Section 4(2) of such Act.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected financial data presented below is for the years ended December 31, for each of the periods indicated below. The following information should be read in connection with the consolidated financial statements of the Company and related notes included elsewhere in this report and with Item 7 of this report.


                                                  Year Ended December 31,
                                          --------------------------------------
Operating Data               1999           1998           1997           1996          1995
-----------------------  -------------  -------------  -------------  ------------  ------------
Net sales                 $39,777,331    $44,679,060    $56,466,698    $40,304,442  $27,755,388

Net Income (loss)/(1)/    $(2,950,899)   $(1,828,369)   $(3,699,821)   $    88,625  $  (277,723)

Net Income (loss)
  per common share/(2)/   $      (.15)   $      (.10)   $      (.23)   $        --  $      (.02)

                                                        December 31,
                                                        -----------
Balance Sheet Data           1999           1998           1997           1996          1995
-----------------------  -------------  -------------  -------------  ------------  ------------

Total assets              $10,906,213    $11,021,464    $11,813,475    $11,992,359  $ 9,500,361

Capital
  lease obligations       $   153,289    $   376,760    $   653,355    $   703,696  $   731,701

Redeemable
  preferred stock         $         0    $   330,000    $   330,000    $   300,000  $   300,000

Cash dividends            $    13,500    $    27,000    $    27,000    $    27,000  $    67,255
  on preferred stock

(1) 1995 results reflect favorable resolution of the Company's dispute with Colonial Penn Group, Inc. and Colonial Penn Insurance, resulting in the reversal of an account payable in the amount of approximately $2,880,000. However, this benefit was substantially offset by the cost of unsuccessfully litigating the resultant AT&T case on the basis of anti-trust. The costs of litigation with AT&T incurred during 1995 approximated $850,000. These costs do not include the additional expense of approximately $305,000 of related expenses pertaining to the write-down of certain AT&T signal conversion equipment and accounts receivable written off, which were attributable to AT&T services provided by the Company. In addition, AT&T was awarded a counter claim in the litigation in the amount of $669,000 pertaining to services utilized in prior years. As a result of settlement of these matters, the Company recognized a net favorable impact of approximately $1,056,000 in 1995.

     1997 results include an increase in bad debt expense of approximately $986,000 due to higher than anticipated carrier write-offs. In addition, the Company incurred approximately $173,000 of severance expense upon the termination of three members of management during 1997. Finally, costs associated with a proposed merger with ACC Corp. amounted to approximately $567,000 in 1997.

     1998 results include approximately $393,000 in additional depreciation expense due to the acceleration of depreciation of assets associated with the Philadelphia Switch, which was replaced in 1999. In addition, the Company incurred approximately $300,000 of salary expense for severance paid to a former President. Finally, approximately $102,000 in miscellaneous expenses were incurred in connection with the relocation of the corporate office in 1998.

     1999 results include an increase in bad debt expense of approximately $861,000 due to the write-off of a carrier account in the third quarter. Also, an additional legal accrual of approximately $376,000 was incurred for a lawsuit judgment (see footnote 12 of the financial statements). Finally, approximately $105,000 in additional depreciation expense was due to the acceleration of depreciation of assets associated with the old Philadelphia switch.

(2) The Company has retroactively adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, since the Company has incurred losses from continuing operations for the years ended December 31, 1995, 1997, 1998 and 1999 no potential Common Shares have been included in the computation of any diluted per share amount. For the year ended December 31, 1996 the difference between diluted and basic earnings per share is not significant. Accordingly, only basic earnings per share have been presented.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and
Section 27A of the Securities Exchange Act of 1933, as amended. Such statements are subject to certain risks and uncertainties, including but not limited to: changes in general economic conditions, increasing levels of competition in the telecommunications industry, changes in telecommunications technologies, changes in FCC regulations, the Company's reliance on transmission facilities based carriers, risks involved in conducting international operations, the inability to generate sufficient revenues to meet debt service obligations and operating expenses, unanticipated costs associated with the Company's recent and future acquisitions and the failure of the Company to manage its growth effectively. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements.


RESULTS OF OPERATIONS
---------------------


                            -1999 COMPARED TO 1998-

OVERVIEW

US WATS, Inc. is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential customers. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), International Callback and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located between Maine and Norfolk, Virginia and in California (on-net area). Approximately 90% of the calls billed by the Company each month are processed through the Company's own switches as of December 31, 1999. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

Total revenues decreased in 1999 by approximately $4,902,000 primarily due to the decline in the average retail rate per minute and the Company's exit from the International Callback business.

In addition, approximately $2,527,000 of the decrease in revenue was due to a decline in retail sales through the agent and reseller channels, mostly attributed to decreasing selling rates because of strong competition in the marketplace. Also, revenue through the carrier sales channel decreased by approximately $1,338,000 for the year ended December 31, 1999. In 1998, revenue through the carrier channel consisted of a large amount of high credit risk international traffic. In 1999, the Company limited the amount of this traffic in order to reduce bad debt exposure.

REVENUE

Revenues decreased 11% or approximately $4,902,000 to approximately $39,777,000 in 1999. This was primarily due to a decrease in revenue through the carrier sales channel of approximately $1,338,000. In 1999, the Company limited the amount of high-risk international traffic in order to reduce bad debt exposure. Also, there was a decline in International Callback revenue of approximately $1,037,000. As deregulation occurs in European and Asian countries, the International Callback business continues to diminish. In addition, there was a decrease in retail revenue of approximately $2,527,000. As a result of strong competition in the long distance marketplace, the Company's average retail rate per minute decreased $.0194 from January, 1999 to December, 1999. This accounted for approximately $2,360,000 of the decrease in retail revenue.


The table below shows the distribution of revenues on a percentage basis by product line:

                            DISTRIBUTION OF REVENUES

                     Service                         % 1999   % 1998
                     ------------------------------------------------
                     Domestic 1+                         48%      45%
                     International                       22%      23%
                     Inbound                             17%      15%
                     Wireless                             3%       4%
                     Domestic Carrier Termination        10%      13%

GROSS PROFIT

Gross profit margin increased marginally from 28.8% in 1998 to 29.1% in 1999. Gross profit decreased approximately $1,308,000 in 1999. This was primarily due to the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, General and Administrative ("SG&A") expenses for 1999 were approximately $813,000 lower than the amount incurred during 1998. However, SG&A expenses as a percentage of revenue increased from 31.0% in 1998 to 32.8%
in 1999.   Depreciation expense decreased approximately $385,000 in 1999 due to accelerating the depreciation of assets associated with one of the Company's switches in 1998 (See footnote 2 of the financial statements). Commission expense decreased approximately $354,000 or 6.7% from 1998 due primarily to a decrease in revenues on which commissions are paid. Salary compensation expense decreased approximately $188,000 to approximately $2,857,000 primarily due to a severance payment to a former president in 1998 of approximately $300,000.
Legal and consulting expenses increased approximately $243,000 primarily due to fees associated with potential strategic alternatives for the Company and the Company's pending reincorporation merger into the state of Delaware. Also, other miscellaneous SG&A expenses decreased approximately $129,000 in 1999.

PROVISION FOR BAD DEBT

Bad debt expense increased approximately $665,000 (from approximately 1.8% of net sales in 1998 to approximately 3.7% of net sales in 1999). In 1999, the Company incurred bad debt expense of approximately $861,000 related to a large carrier account, which contributed to bad debt expense for the year of approximately $1,453,000.

NET LOSS FROM OPERATIONS

The Company recorded a net loss for 1999 of approximately $2,951,000 compared to a net loss of approximately $1,828,000 for 1998. This was primarily due to a decrease in revenues, and an increase in bad debt expense. A portion of the net loss in 1999 was attributable to the following: bad debt expense of approximately $861,000 related to the writeoff of a large carrier account, depreciation expense of approximately $105,000 associated with accelerating depreciation of certain assets (See footnote 2 of the financial statements), and a miscellaneous expense of $376,000 associated with a legal judgment (See footnote 12 of the financial statements).


                            -1998 Compared to 1997-

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

The table below shows the distribution of revenues on a percentage basis by product line:

                            DISTRIBUTION OF REVENUES

                     Service                         % 1998   % 1997
                     ------------------------------------------------
                     Domestic 1+                         45%      37%
                     International                       23%      31%
                     Inbound                             15%      15%
                     Wireless                             4%       4%
                     Domestic Carrier Termination        13%      13%

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, General and Administrative ("SG&A") expenses for 1998 were approximately $3,088,000 lower than the amount incurred during 1997. However, SG&A expenses as a percentage of revenue increased marginally from 30.0% in 1997 to 31.0% in 1998. Depreciation expense increased approximately $441,000 in 1998. Of this increase, $393,000 was due to accelerating the depreciation of assets associated with one of the Company's switches. Commission expense decreased approximately $1,408,000 or 21.0% from 1997 due primarily to a decrease in revenues on which commissions are paid. Salary compensation expense decreased approximately $570,000 to approximately $3,045,000 due to less headcount throughout 1998. Also, other miscellaneous SG&A expenses decreased approximately $1,537,000 in 1998.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1999, cash and cash equivalents were approximately $1,597,000. Cash flow used in operations in 1999 was approximately $525,000. Net cash used in investing activities in 1999 was approximately $1,172,000, which resulted from the purchase of property and equipment primarily related to the new switch.

Working capital deficiency at December 31, 1999 was approximately $1,549,000 as compared to a deficiency of approximately $369,000 at December 31, 1998. The increase in working capital deficiency was primarily due to the increase in net loss from 1998 to 1999 as stated above.

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which was renegotiated and amended on May 11, 1999 and is automatically renewable for three successive one year periods. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, with a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of December 31, 1999, the Company's outstanding balance on its credit facility was approximately $1,037,000, leaving approximately $963,000 available for future borrowing under the credit facility. The Company was not in compliance with several of its debt covenants at December 31, 1999. However, the Company received a waiver related to such conditions of non-compliance. The Company expects to incur approximately $2,000,000 in capital expenditures in 2000 in order to upgrade its network and switching technology.

The Company has capital lease obligations for various equipment pursuant to leases with terms of three to five years. These leases expire at various times through the year 2000. The leases carry interest rates ranging from 9.0% to 13.9%, and are collateralized by the equipment purchased. The aggregate lease balance as of December 31, 1999 was approximately $153,000, which is due within the next year.

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance were used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson, the controlling party of Gold & Appel, abstaining from all negotiations.

On March 22, 2000, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G &A") and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), of which Mr. Anderson is the president and director. The terms of the agreement call for the Company to borrow up to $1,000,000 from G&A and $500,000 from FINDS at a
rate of 10% per annum and due and payable on March 1, 2001.   The agreement
includes that all parties may convert all or any portions of the loan amount to shares of the Company's Common Stock at $2.50 per share.

The Company believes that it will require additional funds in the near future to continue its operations. In addition, the Company must raise additional capital to meet the capital and surplus requirements for its Common Stock to remain listed on The Nasdaq SmallCap Market. Management will focus on obtaining additional financing and raising additional equity in order to support future growth. The

Company's plans for growth include both substantial internal growth and the potential acquisition of other long distance companies. Also, in order to achieve the Company's plans for growth in the long distance business as well as its entry into other communications services, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts.


YEAR 2000
---------

The Year 2000 issue involved the fact that many computers and computer applications define dates by the last two digits of the year, and as such would possibly not be able to properly calculate, store, use or identify a date after December 31, 1999. In response to the Year 2000 issue, the Company dedicated the time and resources it deemed necessary to address and correct any potential Year 2000 problems. Prior to January 1, 2000, the Company reviewed and evaluated the possible effects of the Year 2000 issue upon its computer systems, network elements and software applications and other office systems.

As part of the plan to identify and address the Year 2000 issue, the Company identified an inventory of all systems, assessed the compliance of all systems, upgraded or replaced any systems which were non-compliant and developed a contingency plan to minimize the effects of any Year 2000 noncompliance. The Company also initiated inquiries from vendors that the Company interacts with electronically regarding their compliance with the Year 2000 issue.

The Company purchased a new DSC MegaHub 600E switch in order to replace an old noncompliant switch in Philadelphia. The switch was installed and began supporting operations in the third quarter of 1999. The total cost of replacing the switch was approximately $2.0 million. As a result of the Company's focus on the testing its computer systems, network elements, and software applications, there were no disruptions from the Year 2000 issue.

The Company believes that its own network systems are Year 2000 compliant due to the nature and extent of the testing the Company conducted and continues to implement on such systems.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See "Index To Consolidated Financial Statements and Notes To Consolidated Financial Statements" on page F-i herein.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     1) Not applicable

                                   PART III
                                   ========

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table sets forth information with respect to all of the incumbent directors of the Company at March 3, 2000.


       NAME          AGE            POSITION            DIRECTOR SINCE
-------------------  ----  ---------------------------  --------------

James M. Rossi       (48)  Director (1)                           1999

Dominic J. Romano    (59)  Director (2)                           1999

Walt Anderson        (46)  Director (3)                           1998

Murray Goldberg      (57)  Director (4)                           1996

Arthur Regan         (36)  Director and Secretary (5)             1997

(1) JAMES M. ROSSI has been a Director of the Company since August 1999. Mr. Rossi is a co-founder of Solar Communications Group, Inc., a productivity service provider, and has been a Director and Chairman and Chief Executive Officer of Solar Communications Group, Inc. since October 1994. Mr. Rossi has also served as a Director and Chairman and Chief Executive Officer of JMR Corporation, a telecommunication consulting firm, since 1971, as a Director and Chairman and Chief Executive Officer of Cam-Comm, Inc. a data fiber optics reseller, since 1997, and as a President and a Director of Comanco, Inc., a data fiber optics reseller, since 1997.

(2) DOMINIC J. ROMANO has been a Director of the Company since September 1999. Mr. Romano has served as the managing partner of Romano, Hearing & Testa, a certified public accounting and consulting firm located in Vineland, New Jersey, since 1967. His areas of specialization include valuations of businesses for acquisition purposes and financial, tax and estate planning. He currently is a board member of Solar Communications Group, Inc. He is a certified public accountant, registered municipal accountant, and he holds a Bachelor of Science in Accounting degree from Seton Hall University.

(3) WALT ANDERSON has been a Director of the Company since May 1998. Since 1992, Mr. Anderson has been the financial advisor to Gold & Appel Transfer, S.A., a venture capital company, which owns substantial positions in several public and private telecommunications companies, including the Company. Pursuant to a power of attorney, Mr. Anderson has sole investment power over the shares of Common Stock owned by Gold & Appel Transfer, S.A. Mr. Anderson is a pioneer in the telecommunications industry. He founded Mid Atlantic Telecom, a regional long distance carrier, in 1984 to take advantage of the breakup of AT&T. He also founded Espirit Telecom in 1991 and was Chairman of that company until 1999. Mr. Anderson is also on the Board of Directors of several other companies including TotalTel USA Communications, Net-tel Corp., World Exchange Communications, Teleport UK Ltd., American Technology Labs, Inc., Galactech Corp., Rotary Rocket Co, Aquarius Holdings Limited, and Cis Lunar Development.

(4) MURRAY GOLDBERG has been a Director of the Company since November 1996 and an independent sales agent of the Company since 1993. Mr. Goldberg is also the owner and a Vise-President of Jamco, Inc., a discount shoe distributor in Florida, and the owner and Director of Doxs, Inc., an anesthesia equipment developer and distributor. From June 1994 until May 1996, he was also an owner of Strathmore Bagel Franchise Company.

(5) ARTHUR REGAN has been a Director of the Company since August 1997. Mr. Regan has been President of Regan & Associates, Inc., a proxy solicitation/shareholder services firm in New York, New York that has been a vendor of the Company since 1993. Since 1988, Mr. Regan has also been the Chairman, President and Chief Executive Officer of RD's Place, Inc., a messenger/courier company located in Jersey City, New Jersey.


Executive Officers

The Company's executive officers are appointed by the Board of Directors and, except as described below, hold office at the pleasure of the Board until their successors are appointed and have qualified. The Company has three executive officers, David B. Hurwitz, Michael McAnulty and John Colarossi.

Mr. Hurwitz, age 37, became the Executive Vice President of Sales and Marketing and General Manager of the Company in December 1996 and was elected President and Chief Executive Officer of the Company in February 1999. From 1995 to 1996, he served as the Vice President of Sales and Marketing of Commonwealth Long Distance, a company engaged in the provision of local and long distance telephone services. From 1993 to 1995, he served as Executive Vice President and Chief Operating Officer of InterNet Communications Services, Inc., a company engaged in the provision of pre-paid calling card services. From 1992 to 1995, he served as General Manager of FiberNet, a company engaged in the provision of local and private line telephone services. From 1985 to 1992 Mr. Hurwitz held sales and sales management positions with RCI Long Distance, a subsidiary of Rochester Telephone Corp. (now Frontier Corporation).

Michael McAnulty, age 33, joined the Company in 1996 as Controller and became the Company's Chief Financial Officer in May 1998. From 1993 to 1996, he was the Accounting Manager for PageNet, Inc., a company engaged in the provision of wireless paging services. Before joining PageNet, he was employed by Crown Cork & Seal Co., Inc., a can manufacturer, from 1990 to 1993 as a Plant Controller.

John R. Colarossi, who has an extensive background in executive and sales management with privately held companies, has been Vice President of Sales for the Company since October 1999. Mr. Colarossi came to the Company from DigiHut, an upstart Internet company, where he served as Chief Operating Officer in 1999. From 1993 to 1998, Mr. Colarossi held the successive positions of Vice President of Operations, Senior Vice President of Sales and Operations, Chief Operating Officer and President of Moran Industries, Inc., a Midlothian, Illinois franchise management company. From 1984 to 1992, Mr. Colarossi held positions of increasing responsibility with AAMCO Transmissions, Inc., a national franchisor of automotive after-market services, culminating with the position of Executive Vice President of Sales and Operations.


SECTION 16(A) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent (10%) of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) shareholders are required by regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company or a written representation that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, the Company believes that during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with except as follows: Mr. McAnulty became an executive officer of the Company in May, 1998 but did not file his initial Form 3 until October, 1999. Mr. Colarossi became an executive officer of the Company in October 1999 but did not file his initial Form 3 until February 2000. Mr. Hurwitz did not file a Form 4 reporting his December 1997 exercise of option to acquire

50,000 shares of Common Stock until October 1999. Each of Mr. Goldberg and Mr. Regan did not file a Form 4 reporting their 1998 award of options to acquire 25,000 shares of Common Stock until October 1999.


ITEM 11.  EXECUTIVE COMPENSATION AND OPTIONS OUTSTANDING
--------------------------------------------------------

The following table sets forth certain information concerning the compensation paid for the years ended December 31, 1999, 1998 and 1997: (i) to the Company's President and Chief Executive Officer, and (ii) to the Company's former President and Chief Executive Officer. The combined 1999 salary and bonus of the Company's other executive officers, Michael McAnulty and John Colarossi, was less than $100,000.


                          SUMMARY COMPENSATION TABLE


                                                                              LONG TERM COMPENSATION
                           ANNUAL COMPENSATION                                        AWARDS
------------------------------------------------------------------------------------------------------------------------------
Name                                                                                  Common                       All
and                                                                                    Stock                      Other
Principal                                  Salary             Bonus                 Underlying                    Comp.
Position                    Year            ($)                ($)                  Options (#)                    ($)
------------------------------------------------------------------------------------------------------------------------------
David B. Hurwitz                 '99          217,578                 --                        400,000                     --
President and Chief              '98          215,030                 --                         50,000                     --
 Executive Officer /(1)/         '97          150,000             69,821                             --                     --
------------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown                   '99           22,547                 --                             --                112,109
Former President and             '98           64,171                 --                             --                 82,747
 Chief Executive                 '97            6,875                 --                             --                119,792
 Officer /(2)/
------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Hurwitz became President and Chief Executive Officer on February 17,
    1999.

(2) Effective August 21, 1998, Mr. Brown became the interim President and Chief Executive Officer with a salary of $178,125 per annum. Prior to that he was a consultant to the Company since January 14, 1997 at a fee of $128,125 per annum. Effective February 17, 1999, Mr. Brown resigned as interim president and Chief Executive Officer, at which time he resumed the terms of his consulting contract.


OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes the number of options granted to the named executive officers during the year ended December 31, 1999. The Company did not grant any stock appreciation rights in 1999.


                                                                                              Potential Realizable
                  Number of Shares of       Percent of Total                                 Value of Assumed Annual
    Name             Common Stock          Options Granted in     Exercise     Expiration      Rates of Stock Price
                  Underlying Options        Fiscal Year/(1)/       Price          Date       Appreciation for Option
                       Granted                                                                      Term/(2)/
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  5%          10%
--------------------------------------------------------------------------------------------------------------------------
David B. Hurwitz                 400,000                  38.2%    $1.5625      12/13/04       $172,676     $393,059
--------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown                        --                    --          --            --             --           --
--------------------------------------------------------------------------------------------------------------------------


(1) Based upon options to purchase a total of 1,046,000 shares granted to all officers and employees of the Company in 1999 under its Amended and Restated Stock Option Plan or its predecessor plans.

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


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table summarizes the number and value of unexercised options held by the named officers as of December 31, 1999.


                                     Number of         Value        Number of Shares of Common              Value of Unexercised
                                      Shares         Realized                  Stock                        In-The-Money Options
                                    Acquired On                   Underlying Unexercised Options                 or Warrants
                                     Exercise                     or Warrants at Fiscal Year-End             at Fiscal Year-End/(1)/
                                                                  ==================================================================
                                                                       Exercisable     Unexercisable     Exercisable   Unexercisable
Name                                                                        #                #                $              $
====================================================================================================================================
David B. Hurwitz                        --              --               600,000          500,000         $819,688         $495,000
------------------------------------------------------------------------------------------------------------------------------------
Aaron R. Brown                          --              --                 --               --               --               --
------------------------------------------------------------------------------------------------------------------------------------

(1) Based upon a market price of the Company's common stock on December 31, 1999 of $2.50 per share (last trading day in December 1999).


COMPENSATION OF DIRECTORS

Directors who also serve as salaried employees of the Company do not receive any additional compensation for their services as directors.

In 1999, non-employee directors are entitled to receive $1,000 for each Board meeting attended in person, and $500 for participation in each Board meeting conducted by telephone conference call


EMPLOYMENT AGREEMENTS

Mr. Hurwitz has renewed a one year Employment Agreement terminating January 3, 2001. The contract provides for an annual base salary of $225,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of March 14, 2000, information concerning the shares of the Company's Common Stock beneficially owned by: (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (b) each director and named executive officer; and (c) all directors and executive officers as a group. Except as otherwise indicated below, to the Company's knowledge, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock.


Name And Address of Beneficial          Amount and Nature
Owner or Identity of Group           of Beneficial Ownership    Percent of Class
---------------------------------  ---------------------------  -----------------
James M. Rossi                          1,162,000/(1)/              5.6%
21 East Main Street
Suite 201
Millville, NJ 08332

Dominic J. Romano                           5,000                     *
150 South Main Road
Vineland, NJ 08360

Murray Goldberg                           285,183/(2)/              1.4%
26 Anthony Drive
Malvern, Pa 19355

Arthur Regan                               57,000/(3)/                *
15 Park Row
New York, NY  10038

Walter Anderson
c/o Gold & Appel Transfer, S.A.        12,927,034/(4)(5)/          70.8%
Omar Hodge Building
Wickhams Cay
Road Town
Tortula, British Virgin Islands

Gold & Appel Transfer, S.A.            12,927,034/(5)/             70.8%
Omar Hodge Building
Wickhams Cay
Road Town
Tortula, British Virgin Islands

David B. Hurwitz                          761,000/(6)/              3.6%
2 Greenwood Square
3331 Street Road
Suite 275
Bensalem, PA 19020

Michael Mcanulty                           68,000/(7)/                *
2 Greenwood Square

3331 Street Road
Suite 275
Bensalem, PA 19020

All Directors and Executive Officers   15,265,217                  70.8%
as a group (8  persons)


---------------------
*  Less than 1%

(1) Based on a Schedule 13D dated August 31, 1999 filed with the Securities and Exchange Commission. Includes 1,162,000 shares of Common Stock owned by JMR Marketing Corporation and Solar Investment Group, LLC, entities controlled by Mr. Rossi.

(2) Consists of 260,183 shares of Common Stock owned by Mr. Goldberg as well as options to purchase 25,000 shares of Common Stock at $1.1875 per share.

(3) Consists of 12,000 shares of Common Stock owned by Mr. Regan, options to purchase 25,000 shares of Common Stock at $1.1875 per share and options to purchase 20,000 shares of Common Stock at $1.69 per share.

(4) All of such shares are held of record by Gold & Appel Transfer, S.A. Pursuant to a power of attorney, Mr. Anderson has sole investment power over such shares and as a result may be deemed to be the beneficial owner of such shares. Mr. Anderson, however, has disclaimed such beneficial ownership. Excludes 1,744,200 shares of Common Stock held by the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), of which Mr. Anderson is the president and director. Mr. Anderson has no pecuniary interest in the shares held by FINDS and has no power to control the voting or disposition of the shares held by FINDS. Mr. Anderson has disclaimed beneficial ownership of such shares. The information in this note (4) is based on a joint Schedule 13D/A dated September 30, 1999 filed ny Gold & Appel Transfer, S.A. and Mr. Anderson with the Securities and Exchange Commission.

(5) Based on a joint Schedule 13D/A dated September 30, 1999 filed Gold & Appel Transfer, S.A. and Mr. Anderson with the Securities and Exchange Commission.

(6) Consists of 61,000 shares of Common Stock owned by Mr. Hurwitz as well as options to purchase 350,000 shares of Common Stock at $1.03125 per share, options to purchase 300,000 shares of Common Stock at $1.30 per share and options to purchase 50,000 shares of Common Stock at $1.1875 per share. Does not include options to purchase 400,000 shares of Common Stock at $1.5625 per share, which options do not first become exercisable until December 13, 2000.

(7) Consists of 3,000 shares of Common Stock owned by Mr. McAnulty as well as options to purchase 15,000 shares of Common Stock at $1.40 per share and options to purchase 50,000 shares of Common Stock at $1.50 per share. Does not include options to purchase 50,000 shares of Common Stock at $1.5625 per share, which options do not first become exercisable until December 13, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------


INDEMNIFICATION ARRANGEMENTS

The Company is a party to indemnification agreements with two of its former directors, Aaron R. Brown and Stephen J. Parker, dated August 1990. In addition, the Company has entered into an indemnification agreement with Kevin O'Hare, a former executive officer of the Company, dated July 1997. In general, the indemnification agreements obligate the Company to indemnify each of Messrs. Brown, Parker and O'Hare against the liabilities and expenses incurred by them in acting as a director or officer of the Company to the maximum extent allowed by law. The Company, together with Messrs. Parker, Brown and O'Hare, have been sued by the Company's former president for various claims asserted by the plaintiff in connection with his termination of employment with the Company on December 30, 1996. The Board of Directors of the Company has authorized the Company to advance the expenses of the individual defendants incurred in defending this action. Reference is made to
Part I of Item 3 of this Annual Report.


SALES AGENCY

Mr. Goldberg acts as a sub-agent for the Company and is the co-owner of Goldberg & Associates, a company that acts as an agent for the Company in the sale of the Company's products and services. During 1999, the Company paid Mr. Goldberg and such company a total of $89,960 in commissions for their services as the Company's sales agents. Commissions paid to Mr. Goldberg and such company were at competitive rates.


PRIVATE PLACEMENT

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance were used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations.


ACQUISITIONS

On March 17, 2000, the Company purchased certain assets of the business of Cam-Comm, Inc. The Company acquired the customer base and accounts receivable of approximately 70 private line customers from Cam-Comm, Inc. in exchange for a cash payment of $150,000 and an agreement to pay an additional amount not to exceed an additional $159,000 for an outstanding liability of Cam-Comm, Inc., with Mr. Rossi being responsible to reimburse the Company one half of any amount paid by the Company in excess of a total of $200,000. The Company's Chairman, James M. Rossi, is also the Chairman of Cam-Comm. The terms of the acquisition of Cam-Comm, Inc. were negotiated between the Company and Mr. Rossi on an arms-length basis, with Mr. Rossi abstaining from negotiations on the Company's behalf.

On August 31, 1999, the Company purchased certain assets of JMR Marketing Corporation including a customer base, property and equipment and sales contracts associated with certain Affinity Groups in exchange for 150,000 shares of common stock. The shares of common stock were issued to James M. Rossi (the sole shareholder of JMR Marketing Corporation).


Consulting Agreement

As compensation for a two year consulting agreement, during 1999 the Company issued 100,000 options to purchase Common Stock at fair market value to an independent director. The options entitle the director to purchase 100,000 shares at $1.5625 per share.

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

     (1) Financial Statements
         --------------------

         See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


     (2) Financial Statement Schedules required to be filed by Item 8 on this
         --------------------------------------------------------------------
         form.
         -----

         See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


(b)  Reports on Form 8-K:

     (1) On December 8, 1999, the Company filed Form 8-K, which reported under
         Item 5 as to the annual meeting of shareholders held on November 24, 1999 and the voting results of the elected Board of Directors, an amendment to the Certificate of Incorporation, the adoption of the 1999 Stock Option Plan, and the reincorporation of the Company.

(c)   Exhibits

Exhibit No.  Description
-----------  -----------

        2.1  Agreement and Plan of Merger with Capsule Communications, Inc.(1)
        2.2  Certificate of Incorporation with Capsule Communications, Inc.(1)
        2.3  By-Laws of Capsule Communications, Inc.(1)
        3.1  Certificate of Incorporation of Registrant(2)
        3.2  Amendment to Certificate of Incorporation(2)
        3.3  By-Laws of Registrant(2)
        3.4  Amended and Restated By-Laws of the Company********
        4.1  Specimen Common Share Certificate(2)
       10.1  DSC Marketing Services Supply Agreement(3)
       10.2  Key Employees Incentive Stock Option Plan(3)
       10.3  Employee Compensation Stock Option Plan(3)
       10.4  Agreement of Lease for 3 Parkway, Philadelphia, PA(3)
       10.5 Loan and Security Agreement between US Wats, Inc. and Century Business Credit Corporation dated May 11, 1995(4)
       10.6 Severance, General Release, and Cooperation Agreement dated August 21, 1999, between US Wats, Inc. and Stephen Parker(5)
       10.7 Stock Repurchase Agreement dated August 21, 1999, between US Wats, Inc. and Stephen Parker(5)
       10.8 Employment Agreement dated December 13, 1999, between US Wats, Inc. and David B. Hurwitz*
       10.9 Employment Agreement dated January 15, 2000, between US Wats, Inc. and Michael McAnulty*
       10.10 Employment Agreement dated January 15, 2000, between US Wats, Inc. and John Colarossi*
       10.11 Stock Option Agreement dated December 13, 1999, between US Wats, Inc. and David B. Hurwitz*
       10.12 Stock Option Agreement dated December 13, 1999, between US Wats, Inc. and Michael McAnulty*
       10.13 Stock Option Agreement dated December 13, 1999, between US Wats, Inc. and John Colarossi*
       10.14 Stock Option and Consulting Agreement dated December 13, 1999, between US Wats, Inc. and Dominic Romano*
       10.15 Amendment and extension of the Loan and Security Agreement between US Wats, Inc. and Century Business Credit Corporation dated April 9, 1999(6)
       10.16 Purchase Agreement dated August 31, 1999, between US Wats, Inc. and JMR Marketing Corporation
       10.17 Purchase Agreement dated March 17, 2000, between US Wats, Inc. and Cam-Comm, Inc.
       10.18 Loan Agreement dated March 22, 2000, between US Wats, Inc. and Gold Appel Transfer, S.A.
       10.19 Loan Agreement dated March 22, 2000 between US Wats, Inc. and Foundation for the International Non-governmental Development of Space

(1)          Incorporated by reference to the October 25, 1999 Form DEF 14A
(2) Filed as an exhibit with corresponding Exhibit No. to Registrant's post effective amendment No. 1 to Registration Statement on Form S-18, or previous Annual Report Form 10-K.
(3)          Incorporated by reference to the December 31, 1992 Form 10-K
(4)          Incorporated by reference to the June 30, 1995 Form 10-Q
(5)          Incorporated by reference to the September 1, 1998 Form 8-K
(6)          Incorporated by reference to the September 16, 1999 Form 8-K

*            Compensatory arrangement

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    US WATS, INC.
                                    (Registrant)

                                    By:    /s/  Michael McAnulty
                                           ----------------------
                                           Michael McAnulty
                                           Chief Financial Officer and Treasurer


                                    Date:  March 30, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                  DATE
---------                 -----                                  ----

/s/  David B. Hurwitz     President and Chief Executive Officer  March 30, 2000
------------------------
David B. Hurwitz

/s/  Michael McAnulty     Chief Financial Officer and Treasurer  March 30, 2000
------------------------
Michael McAnulty

/s/  James M. Rossi       Chairman of the Board                  March 30, 2000
------------------------
James M. Rossi

/s/  Walt Anderson        Director                               March 30, 2000
------------------------
Walt Anderson

/s/  Dominic J. Romano    Director                               March 30, 2000
------------------------
Dominic J. Romano

                        US WATS, INC.  AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                      Page (s)
                                                                      --------

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report                                             F-1


Consolidated Balance Sheets
     December 31, 1999 and 1998                                      F-2 to F-3

Consolidated Statements of Operations
     Years ended December 31, 1999, 1998, and 1997                       F-4

Consolidated Statements of Common Shareholders' Equity (Deficiency)
     Years ended December 31, 1999, 1998, and 1997                   F-5 to F-7

Consolidated Statements of Cash Flows
     Years ended December 31, 1999, 1998, and 1997                       F-8

Notes to Consolidated Financial Statements                           F-9 to F-20

Financial Statement Schedule
- Schedule II - - Valuation and Qualifying Accounts                      F-21

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US Wats, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of US Wats, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, common shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Wats, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 27, 2000

                         US WATS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                      -----------------------
                                                         1999         1998
                                                      -----------  ----------

ASSETS
------

Current Assets
      Cash and cash equivalents                        $  827,048  $1,665,485
      Restricted cash                                     770,363          --
      Accounts receivable, net of allowance for
      doubtful accounts of $1,711,853 for 1999 and
    $934,624 for 1998                                   5,772,799   6,165,896
      Prepaid expenses and other                          201,724     166,977
                                                       ----------  ----------

         Total Current Assets                           7,571,934   7,998,358
                                                       ----------  ----------

Property and Equipment
      Telecommunications equipment                      4,120,775   5,031,047
      Equipment                                         1,863,177   1,690,490
      Software                                            655,422     652,422
      Office furniture and fixtures                       161,282     157,006
      Leasehold improvements                              668,820      46,671
                                                       ----------  ----------
                                                        7,469,476   7,577,636
Less accumulated depreciation and amortization          4,459,111   4,708,113
                                                       ----------  ----------

    Total Property and Equipment, net                   3,010,365   2,869,523
                                                       ----------  ----------

Other assets, net                                         323,914     153,583
                                                       ----------  ----------


        Total                                         $10,906,213 $11,021,464
                                                     ============ ===========


  The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                               December 31,
                                                       ----------------------------
                                                           1999           1998
                                                       -------------  -------------
Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities
  Note payable                                         $  1,036,507    $ 1,121,341
  Capital lease obligations, current portion                153,289        226,968
  Accounts payable and accrued carrier cost               5,085,368      4,372,548
  Accrued commissions                                       643,321        891,318
  Accrued expenses and other                              1,162,975        790,699
  State and Federal taxes payable                         1,039,966        961,731
  Deferred revenue                                               --          2,887
                                                       ------------    -----------

   Total Current Liabilities                              9,121,426      8,367,492
                                                       ------------    -----------

Long-Term Liabilities
  Capital lease obligations, net of current portion              --        149,792
                                                       ------------    -----------

Commitments and Contingencies - see note 7

Redeemable preferred stock, $.01 par, authorized
  150,000 shares; 0 shares issued and
  outstanding in 1999 and 30,000 1998
  Redemption value: $11.00 per share                             --        330,000
                                                       ------------    -----------

Common Shareholders' Equity
  Common stock, $.001 par, authorized
    100,000,000 shares; issued:
    20,925,944 shares in 1999 and
    20,077,144 shares in 1998                                20,926         20,077
  Additional paid-in capital                             12,087,332      9,514,075
  Accumulated deficit                                   (10,323,252)    (7,358,853)
                                                       ------------    -----------
                                                          1,785,006      2,175,299
  Common stock held in treasury
  (219,000 shares in 1999 and 1,119,000 shares
  in 1998), at par value                                       (219)        (1,119)
                                                       ------------    -----------

                                                          1,784,787      2,174,180
                                                       ------------    -----------

     Total                                             $ 10,906,213    $11,021,464
                                                       ============    ===========



  The accompanying notes are an integral part of these consolidated financial statements

                         US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Years Ended December 31,
                                                            -----------------------
                                                     1999           1998           1997
                                                     ----           ----           ----
Revenues                                          $39,777,331    $44,679,060    $56,466,698

Cost of sales                                      28,195,547     31,789,200     41,511,542
                                                  -----------    -----------    -----------

Gross profit                                       11,581,784     12,889,860     14,955,156

Selling, general and administrative expenses       13,038,455     13,851,001     16,939,142

Provision for bad debts                             1,453,496        788,493      1,465,248
                                                  -----------    -----------    -----------

Loss from operations                               (2,910,167)    (1,749,634)    (3,449,234)

Other income (expense)
      Interest income                                 135,646        164,180         71,921
      Interest expense                               (181,197)      (232,915)      (322,508)
                                                  -----------    -----------    -----------
Loss before income taxes                           (2,955,718)    (1,818,369)    (3,699,821)

Income tax benefits (expense)                           4,819        (10,000)            --
                                                  -----------    -----------    -----------

Net loss                                           (2,950,899)    (1,828,369)    (3,699,821)

Preferred dividends and accretion                      13,500         27,000         57,000
                                                  -----------    -----------    -----------

Net loss attributable to
      common shareholders                         $(2,964,399)   $(1,855,369)   $(3,756,821)
                                                  ===========    ===========    ===========

Net loss per share
      attributable to common shareholders               $(.15)         $(.10)         $(.23)
                                                  ===========    ===========    ===========

Weighted average number of shares outstanding      20,009,728     18,785,656     16,084,971
                                                  ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                         US WATS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1999



                                           Common     Common   Additional                    Treasury    Treasury
                            Common Stock   Par Value  Stock    Paid-In                       Stock       Stock At    Shareholders'
Description                 Shares Issued    $  .001  Payable  Capital       Deficit         Shares      Par Value   Equity
--------------------------  -------------    -------  -------  ------------  -------------   ---------   ---------   -------------
Balance, December 31, 1998     20,077,144    $20,077            $ 9,514,075   $ (7,358,853)  1,119,000     $(1,119)    $ 2,174,180

Net Loss                                                                        (2,950,899)                             (2,950,899)

Shares Issued in
 Acquisition                      150,000        150                262,350                                                262,500

Exercise of Employee Stock
 Options                          398,800        399                420,896                                                421,295

Conversion of Preferred
 Stock                            300,000        300                329,700                                                330,000

Private Placement                                                 1,529,100                   (900,000)        900       1,530,000

Options Issued to
 Employees at
 Below Market Value                                                  31,211                                                 31,211
Cash Dividends on
 Preferred
 Stock ($.90 per share)                                                            (13,500)                                (13,500)
                               ----------   --------  -------   -----------   ------------   ---------     -------     -----------
Balance, December 31, 1999     20,925,944    $20,926       $0   $12,087,332   $(10,323,252)    219,000     $  (219)    $ 1,784,787
                               ==========    =======  =======   ===========   ============   =========     =======     ===========

The accompanying notes are an integral part of the consolidated financial statements

                        US WATS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                         YEAR ENDED DECEMBER 31, 1998



                                           Common     Common    Additional                   Treasury   Treasury    Shareholders'
                            Common Stock   Par Value  Stock     Paid-In                      Stock      Stock At    Equity
Description                 Shares Issued    $  .001  Payable   Capital       Deficit        Shares     Par Value   (Deficiency)
--------------------------  -------------    -------  -------   -----------   ------------   ---------  ---------   -------------
Balance, December 31, 1997     17,654,100    $17,654    $ 166   $ 5,328,982    $(5,503,484)    250,000    $  (250)    $  (156,932)

Net Loss                               --         --       --            --     (1,828,369)         --         --      (1,828,369)

Short-Swing Profit
 Proceeds                                                  --     2,430,979             --          --         --       2,430,979

Exercise of Employee Stock
 Options                        1,068,984      1,069              1,403,422             --          --         --       1,404,491

Exercise of Warrants            1,188,000      1,188              1,259,419                                             1,260,607

Common Stock Issued               166,060        166    $(166)                          --          --         --

Options Issued for
 Consulting Services                                                133,204                                               133,204

Repurchase of Common Stock                                       (1,041,931)                   869,000    $  (869)     (1,042,800)

Cash Dividends on
 Preferred
 Stock ($.90 per share)                                                            (27,000)                               (27,000)
                               ----------   --------  -------   -----------   ------------   ---------    -------     -----------
Balance, December 31, 1998     20,077,144    $20,077    $   0   $ 9,514,075    $(7,358,853)  1,119,000    $(1,119)    $ 2,174,180
                               ==========    =======    =====   ===========    ===========   =========    =======     ===========


                      The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                         YEAR ENDED DECEMBER 31, 1997


                                           Common     Common    Additional                   Treasury   Treasury    Shareholders'
                            Common Stock   Par Value  Stock     Paid-In                      Stock      Stock At    Equity
Description                 Shares Issued    $  .001  Payable   Capital       Deficit        Shares     Par Value   (Deficiency)
--------------------------  -------------    -------  -------   -----------   ------------   ---------  ---------   -------------
Balance, December 31, 1996     15,902,100    $15,902       --   $2,623,350    $(1,776,663)   250,000      $(250)    $   862,339

Net Loss                               --         --       --           --     (3,699,821)        --         --      (3,699,821)

Private Placement               1,590,000      1,590       --    2,298,410             --         --         --       2,300,000

Exercise of Employee Stock
 Options                          100,000        100       --      110,575             --         --         --         110,675

Exercise of Warrants               62,000         62       --       65,813             --         --         --          65,875

Common Stock to be Issued              --         --     $166      209,834             --         --         --         210,000

Options Issued for
 Consulting Services                   --         --       --       51,000             --         --         --          51,000

Accretion in Value of
 Preferred Stock                       --         --       --      (30,000)            --         --         --         (30,000)

Cash Dividends on
 Preferred
 Stock ($.90 per share)                                                           (27,000)                              (27,000)
                               ----------    -------  -------   ----------    -----------   --------  ---------     -----------
Balance, December 31, 1997     17,654,100    $17,654     $166   $5,328,982    $(5,503,484)   250,000      $(250)    $  (156,932)
                               ==========    =======  =======   ==========    ===========   ========  =========     ===========

                      The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                               Years Ended December 31,
                                                                               -------------------------
                                                                             1999           1998          1997
                                                                          ------------  ------------  ------------
OPERATING ACTIVITIES:
      Net loss before preferred dividends                                 $(2,950,899)  $(1,828,369)  $(3,699,821)
      Adjustment to reconcile net loss to
      net cash provided by (used-in) operating activities
          Stock and stock options issued for services                          31,211       133,204       201,000
              Depreciation and amortization                                 1,069,329     1,439,171     1,010,186
              Provision for bad debts                                       1,453,496       788,493     1,465,248
      Changes in assets and liabilities which provided
       (used) cash:
               Accounts receivable                                         (1,060,399)      (55,307)   (1,850,431)
                    Prepaid expenses and other                                (34,747)      (58,294)       28,642
                    Other assets                                               54,356        (8,272)       94,554
                    Deferred revenue                                           (2,887)      (72,607)      (40,728)
                    Accounts payable and accrued expenses                     837,099    (2,872,750)    1,077,445
                    State & Federal Taxes payable                              78,235      (331,686)      330,045
                                                                          -----------   -----------   -----------

      Net cash used in operating activities                                  (525,206)   (2,866,417)   (1,383,860)
                                                                          -----------   -----------   -----------

INVESTING ACTIVITIES:
      Purchase of property and equipment                                   (1,172,358)   (1,276,562)     (395,491)
      Investment in internet service provider                                      --        40,000            --
      Increase in restricted cash                                            (770,363)           --            --
                                                                          -----------   -----------   -----------

     Net cash used in investing activities                                 (1,942,721)   (1,236,562)     (395,491)
                                                                          -----------   -----------   -----------

FINANCING ACTIVITIES:
      Proceeds from private placement                                       1,530,000            --     2,300,000
      Proceeds from stock option and warrant exercises                        421,295     2,665,098       236,550
      Short swing profit proceeds                                                  --     2,430,979            --
      Buyback of common stock                                                      --    (1,042,800)           --
     (Decrease) increase in notes payable net                                 (84,834)      430,515      (506,034)
      Repayment of capital lease obligations                                 (223,471)     (276,595)      (50,341)
      Preferred stock dividends                                               (13,500)      (27,000)      (27,000)
      Payment of loan acquisition costs                                            --            --       (40,743)
                                                                          -----------   -----------   -----------

      Net cash provided by financing activities                             1,629,490     4,180,197     1,912,432
                                                                          -----------   -----------   -----------

Net increase (decrease) in cash                                              (838,437)       77,218       133,081

Beginning cash and cash equivalents                                         1,665,485     1,588,267     1,455,186
                                                                          -----------   -----------   -----------

Ending cash and cash equivalents                                          $   827,048   $ 1,665,485   $ 1,588,267
                                                                          ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BACKGROUND
--------------

US WATS, Inc. (the "Company" or "USW") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residents. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback, and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas). For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.

The Company has formed a new subsidiary in the state of Delaware under the name of Capsule Communications, Inc. The shareholders have approved to reincorporate in Delaware by merging the Company into the new subsidiary. Upon approval from the Public Utility Commissions, the Company will operate as a Delaware Corporation under the name Capsule Communications, Inc.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES
-----------------------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its five wholly-owned subsidiaries, USW Corporation, USW Enterprises, Inc., Carriers Group, Inc., US Wats of Virginia Inc. and Capsule Communications, Inc. after elimination of all inter-company accounts, transactions and profits.

BUSINESS SEGMENTS

The Company's operations have been aggregated into a single reportable segment, based on the similarity of its customers, products and methods of distribution, as permitted under SFAS NO. 131.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets:

          Telecommunications equipment .....................7 years
          Furniture fixtures and other...........................5 years

The Company acquired a new MegaHub 600E switch to replace its Dex 400 switch in Philadelphia in 1998. The cost of the replacement switch was approximately $1,062,000, which is included in telecommunications equipment. The Company began depreciating the new switch in 1998 and the switch was fully installed in 1999.

Depreciation and amortization expense of property, plant and equipment, loan origination costs and goodwill for 1999, 1998, and 1997, was $1,069,329, $1,439,171, and $1,010,186, respectively.

DEFERRED FINANCING COSTS

Loan origination costs are amortized over the term of the related loan, and are included in other assets.

GOODWILL

The Company records the excess of purchase price over the fair market value of net assets acquired as goodwill. Goodwill is amortized using the straight line method over 3 years.

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


INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." (See Note 6)

LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Loss per common share attributable to common shareholders is computed by dividing net loss after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

For the years ended December 31, 1999, 1998, and 1997, the Company's potential common stock equivalents have either an antidilutive or have no effect on loss per share attributable to common shareholders and, therefore, diluted loss per common share attributable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute loss per common share attributable to common shareholders in the future that were not included in determining the fully diluted loss per common share attributable to common shareholders as there is either no effect or the effect is antidilutive.

                                                                 Years Ended December 31,
Potential Common Shares resulting from:                     1999           1998           1997
                                                        -------------  -------------  -------------

Stock Options  (see Note 10)                                  427,620        589,785      1,206,691

Stock Warrants  (see Note 10)                                       0              0        624,822

Cumulative, Convertible, Redeemable Preferred Stock
(see Note 9)                                                        0        300,000        300,000
                                                              -------        -------      ---------

                                                              427,620        889,785      2,131,513
                                                              =======        =======      =========

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted this standard in January, 1999, which had no impact on the Company's financial statements.

RECLASSIFICATION OF ACCOUNTS

Certain reclassifications have been made to conform prior years' balances to the current year presentation.


3. LIQUIDITY AND CONTINUATION OF BUSINESS
-----------------------------------------

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss applicable to common shareholders of approximately $2,964,000 during the year ended December 31, 1999 and had negative cash flow from operating activities of $525,000. At December 31, 1999 the Company had a net working capital deficit of $1,549,000 and an accumulated deficit of $10,323,000. In addition, the Company was not in compliance with several of its covenants in its Loan and Security Agreement with Century Business Credit Corporation, however, the Company received a waiver related to such non-compliance. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to focus on growing its revenue base through the addition of profitable customers and decreasing its network costs. The Company intends to reduce its network costs by obtaining more favorable pricing from suppliers, by forming strategic alliances with certain similarly situated companies and by upgrading its switching technology to an Asynchronous Transfer Mode (ATM) based backbone. This ATM packet switching technology transforms circuit switched voice and data to packet switched voice and data allowing calls to be compressed, therefore increasing capacity while decreasing the cost per minute to carry the call. The Company has recently instituted several private internet web sites from which its agents are generating new orders electronically. The Company expects to continue its efforts to expand this strategy in order to generate new business. Additionally, the Company intends to resell local access services where available to its current and prospective customers in six Bell Atlantic states under its favorable interconnection agreements. Finally, in an effort to increase product lines, the Company has recently implemented a marketing plan to resell Digital Subscriber Line (DSL) services where available to its current and prospective customers, which provides dedicated internet access at much greater speeds than existing dial-up service.

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance are being used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

On March 22, 2000, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G &A") and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), of which Mr. Anderson is the president and director. The terms of the agreement call for the Company to borrow up to $1,000,000 from G&A and $500,000 from FINDS at a
rate of 10% per annum and due and payable on March 1, 2001.   The agreement
includes that all parties may convert all or any portions of the loan amount to shares of the Company's Common Stock at $2.50 per share.

The Company believes that it will require additional funds in the near future to continue its operations. In addition, the Company must raise additional capital to meet the capital and surplus requirements for its Common Stock to remain listed on The Nasdaq SmallCap Market. Management will focus on obtaining additional financing and raising additional equity through private placement, in order to support future growth. The Company's plans for growth include both substantial internal growth and the potential acquisition of other long distance companies. Also, in order to achieve the Company's plans for growth in the long distance business as well as its entry into other communications services, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts.


4.  NOTE PAYABLE
----------------

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which is renewable for three successive one year periods beginning on May 11, 1999. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of December 31, 1999, the Company's outstanding balance on its credit facility was approximately $1,037,000 leaving approximately $963,000 available based on collateral, for future borrowing under the credit facility.

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. The Company was not in compliance with several of its covenants in the Loan and Security Agreement, including covenants pertaining to certain subjective financial performance criteria, however, the Company received a waiver related to such conditions of non-compliance at December 31, 1999.

During 1999, the Company obtained a letter of credit in the amount of $752,000 for the potential settlement of litigation related to Mr. Scully (See footnote
12).


5.  OBLIGATIONS UNDER CAPITAL LEASES
------------------------------------

Property under capital leases is recorded at the lesser of the present value of the minimum lease payments or its fair value at inception. The Company leases various equipment under three-to-five-year noncancellable leases which expire at various dates through 2000.

The leases carry interest rates ranging from approximately 9.0% to approximately 13.5% and are collateralized by the equipment purchased. The balance outstanding on such leases was approximately $153,000, which is due in full in the next year.


                                                                  1999       1998
                                                                ---------  ---------

  Aggregate capital lease obligation
   as of the year ended December 31                              $162,251   $427,407
  Less--amounts representing interest                               8,962     50,647
                                                                 --------   --------
  Present value of net minimum payments under capital leases      153,289    376,760
  Less--current portion of capital lease obligations              153,289    226,968
                                                                 --------   --------
   Capital lease obligations, net of current portion             $      0   $149,792
                                                                 ========   ========


The following is an analysis of property under capital leases:

                                          1999        1998
                                       ----------  ----------

Telecommunications Equipment           $1,300,951  $1,405,151
Office Equipment                           22,512      57,300
                                       ----------  ----------
     TOTAL                              1,323,463   1,462,451

Less Accumulated Amortization             855,669     645,226
                                       ----------  ----------
     Net Assets Under Capital Lease    $  467,794  $  817,225
                                       ==========  ==========

Amortization of assets under capital leases charged to operations and included in depreciation expense was $210,443 per year in 1999, 1998, and 1997.

6.  INCOME TAXES
----------------

The net deferred tax asset at December 31 includes the following:

                                                     1999               1998
                                                     ----               ----

   Deferred Tax Asset                          $   3,470,000      $   3,323,000
   Deferred Tax Liability                           (138,000)          (168,000)
   Valuation Allowance for Deferred Tax Asset     (3,332,000)        (3,155,000)
                                                -------------      -------------
                                                $          --      $          --
                                                =============      =============

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


                                                  1999           1998
                                                  ----           ----

      Net Operating Loss and Carryforwards   $ 2,412,000    $ 2,270,000
      Allowance for Doubtful Accounts            716,000        893,000
      Legal and Commission Reserves              334,000        157,000
      Charitable Contributions                        --          3,000
      Depreciation                              (138,000)      (168,000)
      AMT Credit                                   8,000             --
                                             -----------    -----------
      Net Deferred Tax Asset                   3,332,000      3,155,000
                                             -----------    -----------
      Valuation Allowance                     (3,332,000)    (3,155,000)
                                             -----------    -----------
   Total                                     $        --    $        --
                                             -----------    -----------


The provision for income tax expense (benefit) for the years ended December 31, consisted of the following amounts:


                                  1999              1998               1997
                                  ----              ----               ----

Current tax expense (benefit)
   Federal                       $    --           $10,000          $    --
   State                              --                --               --
                                 -------           -------          -------


Deferred tax expense
   Federal                            --                --               --
   State                              --                --               --
                                 -------           -------          -------
                                 $    --           $10,000          $    --
                                 =======           =======          =======

The differences between the Company's income tax expense (benefit) and income tax expense (benefit) computed using the U.S. Federal Income Tax rate were as follows:


                                     1999                            1998                              1997
                                                   % of                               % of                          % of
                                                   pretax                             pretax                        pretax
                                   Amount          income          Amount             income         Amount         income
Computed "expected" income
    tax expense (benefit)         $(989,000)       (34.0)     $(1,209,000)         (34.0)        $(1,257,900)      (34.0)
Valuation allowance                 989,000         34.0        1,219,000           34.5           1,250,600        33.8
Other                                     0            0                 0              0              7,300          .2
                                  ---------         ----       -----------          -----        -----------       -----
Actual income tax
    expense (benefit)                    --           --      $    10,000             .5         $        --          --
                                  =========         ====      ===========          =====         ===========       =====

The Company has available approximately $5,482,000 of net operating loss carry forwards which may be applied against future federal taxable income. These carry forwards begin to expire in 2005.


7.  COMMITMENTS AND CONTINGENCIES
---------------------------------

The Company has extended a long term contract for the purchase of 1+, 800, and Private lines services over a 42 month period, expiring in November 2002. The contract provides for a minimum monthly commitment of $250,000 and an aggregate commitment of $9,000,000 over the contract life. The Company has met its monthly commitments through December 1999.

The Company leases certain offices and equipment under operating leases. Future annual minimum lease payments under the significant agreements are as follows for the years ended December 31:


                     2000             449,511
                     2001             379,369
                     2002             197,313
                     2003              71,301
                     2004              64,680
                     thereafter       156,310
                                   ----------
                      TOTAL        $1,318,484
                                   ==========

Rent expense incurred for operating leases was approximately $482,771, $492,789, and $488,436 in 1999, 1998, and 1997, respectively.

The Company entered into employment agreements with certain of its key management personnel. At December 31, 1999, the total minimum commitment level over the next year is approximately $640,000.

The Company entered into a contract in December 1996 with its former Chairman for consulting services. The total minimum aggregate commitment level over the remaining three years of the contract as of December 31, 1999 is approximately $400,000.

The Company entered into an agreement with a long distance carrier effective August 25, 1995 for that carrier to provide network design, network operation and network management of the Company's switch in Oakland, CA. The agreement specified certain incentive bonuses, payable in common stock, for the carrier based on traffic levels of the Oakland switch. Based on levels reached during the two year term of the agreement which ended August 25, 1997, the Company issued the carrier 106,060 shares of common stock in 1999. The fair value of the shares was charged to Selling, General and Administrative Expense in 1997. The agreement also specified performance incentives payable in the form of stock option grants. In 1998, 100,000 options were awarded at a purchase price of $2.375 per share. (See note 10)


8.   PENSION PLANS
------------------

The Company sponsors a 401(K) Pension and Profit Sharing Plan for all employees. Effective January 1, 2000, the Company has elected to match 25% of the first 8% of an employee's contribution to the plan.


9.   PREFERRED STOCK
--------------------

REDEEMABLE PREFERRED:

On July 1, 1999, the only preferred shareholder converted 30,000 shares of preferred stock to 300,000 shares of common stock. The Company paid $13,500 in dividends to the preferred shareholder in 1999. The Company has no outstanding cumulative, convertible, redeemable preferred stock as of December 31, 1999.


PREFERRED STOCK:

In November 1999, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize 3,000,000 shares of par value $.01 per share preferred stock. No shares were issued as of December 31, 1999.


10.  COMMON STOCK, STOCK OPTIONS AND WARRANTS
---------------------------------------------

Under the Company's stock option plans, options may be granted to officers and employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of December 31, 1999, 1,289,500 of the outstanding stock options were exercisable under the plans.
The exercise prices of the outstanding options represented the fair market value at dates of grant. In November 1999, the shareholders approved an amendment to the Company's Certificate of Incorporation to adopt a new stock option plan by the Company that would permit the grant of options with respect to 3,000,000 shares of common stock.

A summary of the Company's stock option plans activity for common shares for the three years ended December 31, 1999 follows:

                                                                                          Stock                     Weighted
                                                                                          Options                   Average
                                                                                          Price Range               Exercise
                                                      Number of Shares                    Per Share                 Price
                                                      ----------------                    ---------                 -----

Outstanding 12/31/96                                         4,476,000                 $1.00 to $2.25              $1.43
     Granted                                                 1,610,000                 $1.00 to $1.91              $1.27
     Exercised                                                (160,000)                $1.00 to $1.44              $1.07
     Terminated                                             (3,483,166)                $1.00 to $2.25              $1.48
                                                            ----------                 --------------              -----
Outstanding 12/31/97                                         2,442,834                 $1.00 to $2.25              $1.28
     Granted                                                   516,750                 $1.19 to $2.38              $1.20
     Exercised                                              (1,068,984)                $1.00 to $1.53              $1.31
     Terminated                                                (37,300)                $1.00 to $2.00              $1.33
                                                            ----------                 --------------              -----
Outstanding 12/31/98                                         1,853,300                 $1.00 to $2.38              $1.28
     Granted                                                 1,046,000                 $1.38 to $2.22              $1.55
     Exercised                                                (398,800)                $1.00 to $1.53              $1.05
     Terminated                                               (101,250)                $1.00 to $2.22              $1.35
                                                            ----------                 --------------              -----
Outstanding 12/31/99                                         2,399,250                 $1.00 to $2.38              $1.43
                                                            ==========                 ==============              =====




                                       Options Outstanding                            Options Exercisable
                    --------------------------------------------------------          -------------------
                                         Weighted        Weighted Average                           Weighted
                                         Average            Remaining                                Average
     Range of                            Exercise          Contractual                              Exercise
 Exercised Prices     Outstanding         Price           Life in Years          Exercisable          Price
 ----------------     -----------         -----           -------------          -----------          -----

  $1.00 - $1.03           354,000         $1.03               2.01                 354,000            $1.03
  $1.19 - $1.30           770,750         $1.24               1.91                 670,750            $1.23
  $1.38 - $1.75         1,047,500         $1.55               4.21                  38,500            $1.58
  $2.00 - $2.38           227,000         $2.17                .60                 226,250            $2.17
                        ---------         -----               ----               ---------            -----
                        2,399,250         $1.43               2.81               1,289,500            $1.35
                        =========         =====               ====               =========            =====

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



                                            1999           1998           1997
                                        -------------  -------------  -------------
Reported Net Loss                        $(2,964,399)   $(1,855,369)   $(3,756,821)
Proforma Net Loss                        $(3,194,796)   $(2,040,115)   $(4,454,993)
Reported Net Loss Per Share              $      (.15)   $     (0.10)   $     (0.23)
Proforma Net Loss Per Share                     (.16)   $     (0.11)   $     (0.28)

In accordance with the requirements of SFAS 123, this method of accounting has not been applied to options granted prior to the fiscal year beginning January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted fair value of options granted during Fiscal 1999, 1998 and 1997 was $.84, $.69 and $.75 respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates of 5.7%, 4.5% and 6.5% respectfully, expected dividend yields of 0%, expected lives ranging from two to five years from the date of grant, and expected price volatility between 60% and 80% for the options granted in 1999, 1998 and 1997.

During 1999, the Company issued stock options to employees to purchase Common Stock at below fair market value. The Company recorded $31,000 in selling, general and administrative expense associated with these options.

THIRD PARTY STOCK OPTIONS

The Company accounts for stock options issued to outside consultants in accordance with SFAS 123, under which compensation expense is recognized based on the difference, if any, between the fair value of the award or the goods or services received, whichever is more reliably measurable. The Company has measured the options based on the fair value of the award and the amount that the outside consultant must pay to acquire the stock at the date of grant due to its inability to reliably measure the fair value of the goods or services. (See footnote 7).

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

There are no outstanding warrants remaining as of December 31, 1999.


11.  CASH FLOW INFORMATION
--------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company made cash payments for interest of $181,197, $232,915 and $322,508, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company made cash payments for income taxes of $0, $10,000, and $0, for the years ended December 31, 1999, 1998, and 1997, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Redeemable Preferred Stock accreted in value by $30,000 in the year ended December 31, 1997.

During the years ended December 31, 1999, 1998, and 1997, the Company acquired approximately $0, $0, and $176,000, respectively of telephone communications and other equipment with capital leases. The lease agreements were financed over three and five year periods.

On August 31, 1999, the Company purchased certain assets of JMR Marketing Corporation including a customer base, property and equipment and sales contracts associated with certain Affinity Groups in exchange for 150,000 shares of common stock, with a fair market value of $262,000.

On July 1, 1999, the only preferred shareholder converted 30,000 shares of preferred stock to 300,000 shares of common stock.


12.  LITIGATION
---------------

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. On June 9, 1999, the Court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000 and required the Company to establish an escrow account equal to 120% of the judgment. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. An additional amount of $376,000 was accrued during the quarter ended June 30, 1999 to increase the reserve to the full judgment amount and was recorded in SG&A expenses. The balance in the escrow account at December 31, 1999 was $770,363, and is recorded as Restricted Cash. The Company has appealed the decision and maintains that the Court made a number of errors of law and that the Court applied the wrong measure of damages. Mr. Scully has appealed the judgment as well.

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


13.  RELATED PARTY TRANSACTIONS
-------------------------------

INDEMNIFICATION ARRANGEMENTS

The Company is party to indemnification agreements with two of its directors, Aaron R. Brown and Stephen J. Parker, dated August 1990. In addition, the Company has entered into an indemnification agreement with Kevin O'Hare, a former executive officer of the Company, dated July, 1997. In general, the indemnification agreements obligate the Company to indemnify each of Messrs. Brown, Parker and O'Hare against the liabilities and expenses incurred by them in acting as a director or officer of the Company to the maximum extent allowed by law. As stated above, the Company, together with Messrs. Parker, Brown and O'Hare, have been sued by a former president for various claims asserted by the plaintiff in connection with his termination of employment with the Company on December 30, 1996. The Company and the individual defendants have selected counsel to defend the action. The Board of Directors has authorized the Company to advance the expenses of the individual defendants incurred in defending this action upon the receipt of an undertaking from each of them to repay the amounts so advanced in the event it is determined that they are not entitled to indemnification under applicable law. As of December 31, 1999, no amounts had been advanced by the Company under such agreements. (See Note 12)

SALES AGENCY

Mr.Goldberg, a director of the Company, acts as a sub-agent for the Company and is the co-owner of Goldberg & Associates, a company that acts as an agent for the Company in the sale of products and services. During 1999, the Company paid Mr. Goldberg and such company a total of $89,960 in commissions for their services as sales agents. Commissions paid to Mr. Goldberg and such company were at competitive rates.

PRIVATE PLACEMENT

On March 23, 1999, the Company through a private placement transaction, issued 900,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $1,530,000 or $1.70 per share. The proceeds of the issuance are being used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

CHANGES IN MANAGEMENT

Effective February 19, 1999, Aaron Brown, Chairman, President and Chief Executive Officer, terminated his employment with the Company. Mr. Brown was immediately replaced by David Hurwitz as President and Chief Executive Officer.

ACQUISITION

On August 31, 1999, the Company purchased certain assets of JMR Marketing Corporation including a customer base, property and equipment and sales contracts associated with certain Affinity Groups in exchange for 150,000 shares of common stock. The shares of common stock were issued to James M. Rossi (the sole shareholder of JMR Marketing Corporation).


14.  SUBSEQUENT EVENTS
----------------------

On March 17, 2000, the Company purchased certain assets of the business of Cam-Comm, Inc. The Company acquired the customer base and accounts receivable of approximately 70 private line customers from Cam-Comm, Inc. in exchange for a cash payment of $150,000 and an agreement to pay an amount not to exceed an additional $159,000 for an outstanding liability of Cam-Comm, Inc. The Company's Chairman, James M. Rossi, is also the Chairman of Cam-Comm, Inc. Mr.
Rossi has agreed to reimburse the Company one half of any amount paid by the Company in excess of a total of $200,000.

On March 22, 2000, the Company entered into a Loan Agreement with two significant shareholders. The terms of the agreement call for the Company to borrow up to $1,500,000 at a rate of 10% per annum and due and payable on March 1, 2001. The agreement includes that all parties may convert all or any portions of the loan amount to shares of the Company's Common Stock at $2.50 per share.

15. OTHER SALES INFORMATION
---------------------------

Net sales information by the Company's product groups for the years ended December 31 are summarized as follows:

                                       1999                          1998                          1997
                                 -----------------             -----------------             -----------------
                                      Amount            %           Amount            %           Amount            %
                                 -----------------             -----------------             -----------------
Domestic 1+                            $19,093,119        48         $20,105,578        45         $20,892,678        37
International                            8,751,013        22          10,276,183        23          17,504,676        31
Inbound                                  6,762,146        17           6,701,859        15           8,470,005        15
Wireless                                 1,193,320         3           1,787,162         4           2,258,668         4
Domestic Carrier Termination             3,977,733        10           5,808,278        13           7,340,671        13
                                       -----------       ---         -----------       ---         -----------       ---
    Total                              $39,777,331       100%        $44,679,060       100%        $56,466,698       100%
                                       ===========       ===         ===========       ===         ===========       ===

All of the Company's operations are conducted in the United States of America.

                                 US WATS, INC.
                Schedule II - Valuation and Qualifying Accounts


----------------------------------------------------------------------------------------------------------------------
COL. A                                     COL. B       COL. C                    COL. D       COL. E        COL. F
----------------------------------------------------------------------------------------------------------------------
DESCRIPTION                              BALANCE AT                         CHARGED TO       DEDUCTIONS-   BALANCE AT
                                          BEGINNING      CHARGED TO       OTHER ACCOUNTS-     ACCOUNTS       END OF
                                          OF PERIOD       EXPENSE           RECOVERIES       WRITTEN OFF     PERIOD

Period ended 12/31/99
---------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE                    $  934,624          $1,453,496         $ 67,797    $  (744,064)   $1,711,853
                                        ------------------------------------------------------------------------------
Period ended 12/31/98
---------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE                    $1,498,749          $  788,493         $(18,763)   $(1,333,855)   $  934,624
                                        ------------------------------------------------------------------------------
Period ended 12/31/97
---------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE                     $  672,058          $1,465,248         $ 93,343    $  (731,900)   $1,498,749
                                        -------------------------------------------------------------------------------