Form 10-K/A
period 1999-12-31
US WATS INC
filed 2000-04-04
CIK 862025

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                  ------------------------------------------

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

As of March 21, 2000 the Registrant has 20,728,444 shares of Common Stock outstanding.

                           Description of Amendments

The Company has amended its Form 10-K for the fiscal year ended December 31, 1999 as follows:

                                    PART I
                                    ======

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker, all former Company executives, in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserted various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleged, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleged damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contested the allegations of the complaint and intends to vigorously defend against the action. On June 9, 1999, the court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000 and required the Company to establish an escrow account equal to 120% of the judgement. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. An additional amount of $376,000 was accrued during the quarter ended June 30, 1999 to increase the reserve to the full judgment amount and was recorded in SG&A expenses. The balance in the escrow account at December 31, 1999 was $770,363 and is recorded as Restricted Cash. The Company has appealed the decision and maintains that the Court made a number of errors of law and that the Court applied the wrong measure of damages. Mr. Scully has advised that he intends to appeal as well.


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

                                   PART II
                                   -------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1999, cash and cash equivalents were approximately $827,000. Cash flow used in operations in 1999 was approximately $525,000. Net cash used in investing activities in 1999 was approximately $1,943,000, which resulted from the purchase of property and equipment primarily related to the new switch. The Company expects to incur approximately $2,000,000 in capital expenditures in 2000 in order to upgrade its network and switching technology.

Working capital deficiency at December 31, 1999 was approximately $1,549,000 as compared to a deficiency of approximately $369,000 at December 31, 1998. The increase in working capital deficiency was primarily due to the increase in net loss from 1998 to 1999 as stated above.

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which was renegotiated and amended on May 11, 1999 and is automatically renewable for three successive one year periods. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, with a minimum loan value of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of December 31, 1999, the Company's outstanding balance on its credit facility was approximately $1,037,000, leaving approximately $963,000 available for future borrowing under the credit facility. The Company was not in compliance with two of its debt covenants at December 31, 1999 concerning notification of an acquisition of another entity and the bankruptcy of a significant customer. However, the Company received a waiver related to such conditions of non-compliance.

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


                                    Date:  April 4, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                  DATE
---------                 -----                                  ----

/s/  David B. Hurwitz     President and Chief Executive Officer  April 4, 2000
------------------------
David B. Hurwitz

/s/  Michael McAnulty     Chief Financial Officer and Treasurer  April 4, 2000
------------------------
Michael McAnulty

/s/  James M. Rossi       Chairman of the Board                  April 4, 2000
------------------------
James M. Rossi

/s/  Walt Anderson        Director                               April 4, 2000
------------------------
Walt Anderson

/s/  Dominic J. Romano    Director                               April 4, 2000
------------------------
Dominic J. Romano

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
                                                     ============ ===========


  The accompanying notes are an integral part of these consolidated financial statements

                        US WATS, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                               December 31,
                                                       ----------------------------
                                                           1999           1998
                                                       -------------  -------------
Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities
  Note payable                                         $  1,036,507    $ 1,121,341
  Capital lease obligations, current portion                153,289        226,968
  Accounts payable                                        5,085,368      4,372,548
  Accrued commissions                                       643,321        891,318
  Accrued expenses and other                              1,162,975        790,699
  State and Federal taxes payable                         1,039,966        961,731
  Deferred revenue                                               --          2,887
                                                       ------------    -----------

   Total Current Liabilities                              9,121,426      8,367,492
                                                       ------------    -----------

Long-Term Liabilities
  Capital lease obligations, net of current portion              --        149,792
                                                       ------------    -----------

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

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria, restricts encumbrance of assets, creation of indebtedness, places limitations on annual capital expenditures and requires notification to the lender of the occurence of certain events including the acquisition of other entities, litigation and the bankruptcy of significant customers. The Company was not in compliance with two of its covenants in the Loan and Security Agreement at December 31, 1999 concerning notification of the acquisition of another entity and the bankruptcy of a significant customer, however, the Company received a waiver related to such conditions of non-compliance.

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